Form 10-K
period 2003-12-31
NPTEST HOLDING CORP
filed 2004-03-23
CIK 1261686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number:

NPTest Holding Corporation

(Exact name of registrant as specified in its charter)

Delaware	37-1469466
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

150 Baytech Drive, San Jose, California 95134

(Address of principal executive office, including zip code)

Registrant’s telephone number, including area code: (408) 586-8200

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 15, 2004, was approximately $204,692,000 based upon the last sale price reported for such date on the Nasdaq National Market. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for all other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2004 was 39,986,572.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement for the Company’s Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements included in or incorporated by reference in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. You can identify these and other forward-looking statements by the use of words such as “may,” “will,” “could,” “would,” “should,” “expects,” “plans,” “anticipates,” “relies,” “believes,” “estimates,” “predicts,” “intends,” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements. Such forward-looking statements include, among others, those statements regarding the future results of our operations; the recovery and upturn in the demand for semiconductors; technological trends in the semiconductor industry; our future product offerings and product features, as well as industry adoption of new technology; customers’ results utilizing our products; anticipated revenue from various domestic and international regions; international sales and operations; maintenance of competitive advantage; success of our product offerings; completion of backlog; creation of development and engineering programs for research and development; attraction and retention of employees; the completion of any acquisitions of third parties, or the technology or assets thereof; benefits received from any acquisitions and development of acquired technologies; the outcome of any litigation to which we are a party; results of our investment in leading edge technologies; enhancements of current products and strategic acquisitions; our future income tax rate; sufficiency of our existing cash balance, and investments and cash generated from operations to meet our liquidity and working capital requirements.

Our actual results may differ significantly from those projected in the forward-looking statements in this report. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 1, “Business” in this Annual Report on Form 10-K. You are cautioned not to place undue reliance on these forward-looking statements, and we expressly assume no obligations to update the forward-looking statements in this report that occur after the date hereof.

NPTest, the NPTest logo, DeFT, Sapphire NP, IDS, IDS OptiFIB, IDS OptiCA and SABER are our trademarks in the United States and other countries. All other trademarks, trade names or service marks appearing in this Annual Report on Form 10-K are the property of their respective owners.

PART I

Item 1.	Business

Overview

We design, develop and manufacture advanced semiconductor test and diagnostic systems and provide related services for the semiconductor industry. Our customers include integrated device manufacturers, or IDMs, fabless design companies, foundries and assembly and test subcontractors worldwide. Our products and services enable our customers to bring their increasingly complex integrated circuits, or ICs, to market faster, at lower cost and without compromising IC quality. We offer products that enable our customers to debug, characterize and test a wide range of ICs, including the fastest multi-Gigahertz microprocessors and the most highly integrated, high-speed system-on-a-chip, or SOC, devices. In addition, we provide test-engineering services, including debug, repair and characterization.

Our business dates back to 1965 when Fairchild Semiconductor established an automated test equipment division. Schlumberger Limited, a global oilfield and information services company with major activity in the energy industry, acquired Fairchild Semiconductor in 1979. The business we now operate, which we refer to as NPTest, Inc., was a part of the business Schlumberger acquired. On July 29, 2003, NPTest Holding, LLC, which is principally owned by Francisco Partners (95.7%) and Shah Management (3.6%), acquired NPTest, Inc. from Schlumberger. On December 16, 2003, we completed the sale of 14,600,000 shares in an initial public offering of our common stock. As of December 31, 2003, NPTest Holding, LLC owned approximately 63.4% of our outstanding common stock.

On February 23, 2004, we announced that we have entered into a definitive merger agreement pursuant to which Credence Systems Corporation, a leading provider of design-to-test solutions for the worldwide semiconductor industry, will acquire us. In accordance with the merger agreement, each share of our common stock will be converted into the right to receive, directly or indirectly, 0.8 shares of Credence common stock and $5.75 in cash. The closing of this transaction is subject to a number of conditions precedent, including approval by our stockholders and by Credence’s stockholders.

Corporate Structure

We were incorporated in June 2003, in Delaware, for the purposes of acquiring NPTest, Inc. from Schlumberger. We indirectly own 100% of the capital stock of NPTest, Inc., which conducts its operations, in part, through direct and indirect wholly-owned subsidiaries in the United States, Europe and Asia.

Industry Background

Historically, the semiconductor industry has been driven by the ability to integrate an increasing number of transistors on a given area of silicon, which has allowed for the production of smaller, faster and more complex integrated circuits at decreasing costs. This has been accomplished by shrinking circuit dimensions, increasing the silicon wafer size to allow for more die per wafer and introducing new conductive and insulating materials. These advancements, in combination with decreasing average selling prices, have allowed for the proliferation of semiconductor devices, as well as an increase in semiconductor content, in a wide variety of end market applications including computer, consumer and communication devices.

Despite the proliferation of semiconductor devices and increase in semiconductor content, the semiconductor industry is traditionally cyclical. Since peaking in 2000, the industry has been in the midst of a downturn which has been characterized by depressed end market demand, low utilization of equipment by semiconductor manufacturers and assembly and test subcontractors, and reduced spending on semiconductor capital equipment. Over the last two years, semiconductor manufacturers have focused capital equipment spending on advanced wafer processing equipment, but have invested less in improvements in back-end processes such as test and diagnostics. In addition, life cycles of end products have shortened and leading edge devices have moved to smaller geometries and higher performance levels. As a result, test systems installed during the industry peak do not meet the requisite performance requirements and are not cost-effective for new generations of ICs. Recent evidence points to a recovery in the industry as semiconductor manufacturers have seen increased demand for their products. We believe these factors will lead to demand for new cost-effective test products that are flexible enough to meet the evolving needs and rapid time-to-market requirements of semiconductor manufacturers.

Semiconductor Design and Manufacturing Process

The following stages depict the multistage semiconductor design and manufacturing process:

•	Design and Simulation Stage. The product concept is developed into a software-based model of the electrical circuit. This model is developed into a photolithographic template or “mask” that has the circuit layout etched into it.

•	Prototype Manufacturing Stage. The mask is used to manufacture a small quantity of prototype ICs.

•	Validation and Characterization Stage. The functionality of prototype ICs is validated, comparing the prototype to the model, and the specifications are characterized in detail. Prototypes often require redesign and repetition of the photolithographic process with a new mask to correct architectural or design flaws.

•	Wafer Fabrication Stage. After validation and characterization, the IC is moved to high volume manufacturing. At the end of wafer fabrication, wafer test, or wafer sort, where faulty ICs are identified, is conducted.

•	Assembly and Final Test Stage. The good ICs are assembled, packaged, and undergo final testing. Final test can involve structurally testing and/or functionally testing the IC to ensure it meets necessary quality levels prior to shipping.

•	Failure Analysis Stage. Defective ICs rejected by the end user, as well as defective ICs found during manufacturing test, are analyzed to identify and correct the cause of the malfunction, whether in the manufacturing process or in the IC design.

Market Challenges

Test and associated design diagnostics play key roles in the semiconductor design and manufacturing process. Test and diagnostics are critical in high volume manufacturing for identifying non-performing ICs and isolating the cause of malfunctions. They are also essential to debugging and characterizing ICs, and measuring and increasing yield as manufacturing volumes increase. Test and diagnostics are becoming more challenging due to a number of factors, including:

•	Rising complexity of chip designs. The trend towards smaller geometries and an increasing number of transistors and metal layers, and the integration of analog, digital and memory functions on a single IC have created new challenges for test. In addition, advances in bus technology and the adoption of new design protocols are increasingly making ICs more complex. Process technology innovations have added to this complexity. Existing device debug and characterization methodologies are becoming inadequate to identify faults and defects in these designs and customers are seeking alternative methodologies.

•	Increasing cost of test. Traditionally semiconductor manufacturers have used functional testers, which attempt to re-create the end-user application environment. As semiconductor designs, ICs and process technologies have become increasingly complex, this form of test has become less cost effective. To manage test costs, customers are pursuing lower-cost test techniques, such as structural test, built-in self-test (BIST), and design-for-test (DFT). Continued cost pressures are driving customers to demand higher utilization of test systems, as well as test systems that can be re-used across different types and generations of ICs. Current test system products lack the flexibility and scalability required to permit desired levels of utilization and extend the product’s useful life.

•	Increased pressure for rapid time-to-market and time-to-volume manufacturing. Today’s semiconductor market is characterized by diminishing product life cycles and obsolescing technologies. Semiconductor manufacturers are focused on accelerating their time-to-market with new ICs in order to maximize their revenue opportunity. Customers are seeking test solutions that enable them to debug, validate and characterize new IC designs with a minimum number of design iterations. Collaboration among design and manufacturing test engineers is becoming more critical for optimizing time-to-volume manufacturing and yield. Failure to work collaboratively increases the number of design iterations required to produce an IC ready for high volume manufacturing and, therefore, delays time-to-market.

Our Solution

We design, develop, manufacture, sell and support advanced semiconductor test and diagnostic systems and offer test engineering services that enable our customers to increase their engineering and manufacturing efficiency and lower their cost of test. Our solution offers:

•	Leading technology. We design tools that debug, characterize and test the fastest multi-Gigahertz microprocessors, as well as the most highly integrated, high-speed SOCs. We are recognized as a leader in functional and structural test with our EXA and DeFT platforms, respectively. Our EXA3000 functional tester can provide data rates of 3.2 Gb/s and timing accuracy of 50 picoseconds. The DeFT structural tester was the first commercially available structural tester when it was introduced in 2001. Sapphire NP, our latest test platform, integrates our knowledge of functional and structural test and is capable of performing both. In addition to our test platforms, our diagnostic tools detect circuit defects and design faults down to 90nm with high accuracy. Our IDS OptiFIB integrates photon and ion optics into a single coaxial column, which allows for the simultaneous capture of real-time optical and focused ion beam, or FIB, images, a new technology for the market.

•	Accelerated time-to-market for our customers. Our products enable our customers to reduce the number of prototype iterations required to complete a product design. Our systems perform signal measurement, failure analysis, circuit edit and characterization to identify design defects and functional failures during the first design cycle. We also provide these services on an outsourced basis to customers who do not possess, or choose not to use, in-house test engineering capabilities. Customers who use our test engineering services are able to limit prototype iterations, reduce engineering and mask costs and accelerate time-to-market for their ICs. We are also implementing compatible software interfaces which can be used in debug, validation and characterization and manufacturing. This software facilitates communication between designs and manufacturing test engineers, helping them shorten time-to-market.

•	Multiple test capabilities on a single platform. We have designed our latest test platform, Sapphire NP, for use throughout the semiconductor design and manufacturing process. This test platform has been designed to lower infrastructure costs, and to have a smaller footprint and reduced power requirements. The same system can be configured for the engineering stages, including device debug, validation and characterization, and the high volume manufacturing stages, including wafer sort and final test.

•	A reconfigurable, scalable test platform. By placing the intelligence of the tester in the test head and designing test instruments that “plug and play” within the test head, we have designed our Sapphire NP platform to be fully reconfigurable. This test platform design allows customers to reconfigure the platform as their performance requirements and functionality needs change by implementing test instruments that are or will be capable of testing a wider range of ICs including SOC devices and high-performance logic, mixed-signal, analog and radio frequency, or RF, devices. The performance and pin count of Sapphire NP are fully scalable. Sapphire NP can be used to test all of the various functional blocks of an SOC simultaneously regardless of block operating speed and without sacrificing accuracy. Sapphire NP is designed to be reconfigured to help our customers as they adopt new DFT methodologies and transition from solely functional test to structural test or a combination. These features enhance utilization and forward compatibility and significantly reduce the overall cost of test.

Business Strategy

Our objective is to lead the semiconductor test industry by introducing technologies that enhance the efficiency of test, validation and characterization in the semiconductor design and manufacturing process. Key elements of our strategy include:

•

Extending our technology leadership. We have consistently introduced new products that have enabled our customers to overcome their testing, characterization and validation challenges and to bring next generation products to market. We are committed to maintaining our leadership at the high end of the market and therefore, work closely with our customers and share product roadmaps to anticipate technology progression such as operating frequencies of up to 6.4 GHz and timing accuracy of 20 picoseconds. Our Sapphire NP tester architecture allows our customers to reduce time-to-market for new products at the leading edge of technology with a lower cost of test. We also continue to innovate with our diagnostic systems. Our current e-beam, circuit analysis and FIB diagnostic products are validated to deliver 90nm capability today, and we are actively developing technology for next generation devices.

•	Innovating for cost efficiency. We strive to offer leading-edge products and services that drive cost efficiency in the test and diagnostic industry. We have continually developed products that have reduced the cost of test, such as the EXA3000 and the DeFT test platform, introduced in 2000 and 2001 respectively. We expect the recently introduced Sapphire NP platform to improve cost efficiency by bringing a new level of integration to the test market and providing a scalable cost structure for our customers. We plan to continue to innovate for cost efficiency by building on or re-using our test technology and further integrating it within the Sapphire NP platform and instrument set.

•	Enabling the transition to low cost test strategies. Confronted with competitive pressures and the inability to test the full functionality of highly integrated ICs, semiconductor manufacturers have identified test techniques such as structural test, BIST, and DFT as key enablers of testability and lower manufacturing costs. Our DeFT platform was the first structural test product commercially available. Our recently introduced Sapphire NP platform supports both functional and structural test on a single platform. As semiconductor manufacturers transition from functional to structural test, we intend to provide systems that facilitate the transition to lower cost test strategies.

•	Expanding our addressable market. Our products have traditionally focused on the high end of the market. As IC complexity has increased with greater integration of digital, analog and mixed signal technologies, the testing performance requirements for a wider range of ICs have grown, increasing the addressable market for our products. Our Sapphire NP platform will also expand our addressable market by allowing us to service products at different performance levels, including devices operating at frequencies of 200 MHz and less, where we have not traditionally focused. This will allow us to target high volume, cost sensitive devices such as advanced micro controllers, devices for mid- to low-end consumer products and RF devices. We also plan to further penetrate the fabless semiconductor and subcontractor markets. We plan to build on our success in selling our EXA platform in these markets by meeting the needs of fabless semiconductor companies and subcontractors with the flexibility and configurability of our Sapphire NP platform.

•	Collaborating with strategic customers to improve our market position. We have and will continue to develop strategic relationships with the leading companies in the semiconductor industry, including the leading manufacturers of microprocessors and mixed-signal SOCs, to develop new products and services. By collaborating with existing and potential customers, we attempt to minimize our development risk and to better understand the product roadmap and development needs of our customers. Through defining key milestones for cost of test reductions and meeting joint development program requirements with strategic partners we have introduced new products including our EXA3000, DeFT and Sapphire NP platforms. For example, we recently entered into collaboration with Beijing Microelectronics Technology Institute to establish a high-end central processing unit and SOC testing center, offering testing services to IC design companies throughout China. We will continue to pursue new collaborations to broaden our customer base.

•	Facilitating collaboration between designs and manufacturing test engineers. Traditionally, in semiconductor manufacturing, organizational boundaries have existed between design and manufacturing test. We intend to continue to develop systems and software, which allow design and manufacturing test engineers to collaborate and to operate on a common hardware and software platform, thereby simplifying the transition from prototyping to manufacturing. Our systems and software enable manufacturers to facilitate communication between designs and manufacturing test engineers, improve manufacturing yields and ease the transition to DFT and structural test.

Products and Services

Our suite of products and services allows us to cost effectively meet our customers’ needs in IC design debug and validation, and IC repair, characterization, wafer sort, final test and failure analysis. We deliver high quality customer support and make available our engineering, diagnostic and test process expertise to semiconductor companies. Our products for IC design debug and validation, and IC repair and characterization are used in the validation and characterization stage; wafer sort products are employed at the end of the wafer fabrication stage; final test products are used in the assembly and final test stage; and failure analysis products are used in the failure analysis stage. Customer support and engineering services are available at each stage to help customers achieve optimal use of our products.

Products

Our principal products include the following:

EXA3000. The EXA3000, introduced in 2000, is a high performance functional test platform capable of testing a wide range of ICs. The EXA3000 provides a wide performance range from 400 MHz to 3.2 GHz, allowing the test of most SOCs, microprocessors and graphics ICs. The EXA3000 is used for characterization and final test. Most recently, NVIDIA Corporation purchased multiple EXA3000 test systems to test current and next generation graphic ICs for characterization and production. The EXA3000 is flexible and customizable and includes features such as high performance digital instruments, advanced analog instruments, mixed signal synchronization, low electrical noise and a common graphical user interface. When configured with a high performance test head, the EXA3000 offers up to 1,280 configurable pins for high pin count ICs or for multiple testing of low pin count ICs.

DeFT. The DeFT is a structural test system, which is used to test high-end microprocessors and chipsets for wafer sort and final test. When it was introduced in 2001, it was the first commercially available structural tester. The DeFT is a low cost system, featuring a reduced pin count test interface that can test DFT-ready ICs. The DeFT also features high performance scan capability, a high accuracy clock and proprietary power supply technology that can provide up to 400 Amps with fast transient response.

Sapphire NP. Sapphire NP, our next generation platform introduced in July 2003, is designed to be a highly reconfigurable and scalable functional and structural tester for a wide range of ICs. Sapphire NP has all of its test electronics integrated in the test head and interconnected by a proprietary high bandwidth bus, which results in a lower cost platform and a smaller footprint. Sapphire NP can be used for design debug and validation, characterization, wafer sort and final test. Sapphire NP’s design supports a broad configuration range of up to 5,000 pins and a performance envelope that ranges from 200 MHz to 6.4 GHz. Initially, Sapphire NP is being sold in less complex configurations targeted at markets that require cost effective test solutions.

IDS 10000. The IDS 10000, introduced in 1994, is a compact electron beam system for IC diagnostics, with a computer aided design, or CAD, navigation user interface. During IC design debug and validation, the IDS 10000 can measure signals inside the IC, enabling the user to trace malfunctions to their root cause. In addition, in the failure analysis stage, IDS 10000 is capable of analyzing malfunctions down to 0.18 micron for non-working devices returned by customers.

IDS OptiCA. The IDS OptiCA, introduced in 2002, is an in-circuit probe and defect analysis tool using photon emission technology. The IDS OptiCA complements the IDS 10000 for testing flip chip and other advanced package devices which require instruments that can test from both sides of the IC as well as at the wafer level. IDS OptiCA detects electrical leakages and faulty electrical paths in the IC, two common problems associated with advanced process technologies through the integrated photon emission microscope, thermal laser simulation tool and timing analysis tool. The IDS OptiCA is capable of analyzing defects down to 90 nm. The IDS OptiCA is used for design debug and validation as well as failure analysis.

IDS OptiFIB. The IDS OptiFIB, introduced in 2002, is a Focused Ion Beam product used for circuit edit and repair. The IDS OptiFIB is unique because it combines ion and photon optics in a single coaxial column, with a CAD navigation interface, which enables the user to align FIB and CAD images simultaneously, increasing the accuracy of circuit modifications. In failure analysis, the IDS OptiFIB can identify and repair circuit layout at inner metal layers.

Services

NPTest services are an integral part of our business and directly contribute to customer satisfaction, as evidenced by the customer satisfaction awards that we have received which include:

•	VLSI Research 10 Best award for excellence in customer service, in 2001, 2002 and 2003; and

•	Intel Preferred Quality Supplier award, for calendar years 2001, 2002 and 2003.

Customer Service

We have established a worldwide organization of engineers and specialists to help our customers maintain and repair our products. As of December 31, 2003, we had a customer service support staff of 239 people, including a call center staffed by trained technicians. A broad range of services is offered to address the technical needs of our customers. A 24-hour 7-day-a-week logistics network supports our customer service effort and we have two repair centers in North America. Our spare parts logistics network is outsourced to a specialized third party supplier with an international network of warehouses that provides express deliveries to our customer sites within two to 24 hours of receiving an order and offers our customers on-line access to shipment status. We believe that we have increased the productivity of our customer service organization through:

•	Remote Support and e-Support. Our specialists can remotely access a piece of our equipment at a customer site and quickly diagnose a problem, often permitting a rapid solution without the need for an on-site visit.

•	Worldwide Call Center. Customer requests are collected on a 24-hour 7-day-a-week basis by our call center and routed to the relevant experts, based on skill set requirements.

•	In-Touch Knowledge Base. Our field technicians can instantly and remotely access the experience of our worldwide engineering and technical team through our web-enabled knowledge base. This tool permits us to quickly and efficiently apply our vast experience to an individual customer’s particular problem.

SABER

Established in 1997, our SABER group provides test engineering services for fabless semiconductor companies, system integrators, and IDMs. Many IC vendors, typically fabless companies, require outsourced assistance to help them reduce their IC design debug cycle-time, number of design iterations, and overall development costs. SABER services leverage our competencies in characterization, validation, circuit edit and high volume manufacturing test deployment, and provide access to leading edge techniques for companies who choose to outsource these type of engineering activities. SABER’s service offerings complement and optimize our customers’ overall outsourcing strategy by working cohesively with their design service, foundries, and assembly and test subcontractors. To better serve these customers, SABER has formed a strategic alliance with a major foundry that positions SABER to reach a broad universe of fabless semiconductor companies through its customer referrals. As of December 31, 2003, our SABER group had a staff of 68 people.

Sales and Marketing

We generate business primarily by expanding customer relationships. In a number of cases, early technology exchanges with industry leaders have developed into common projects, whereby the customer specifies product requirements and we develop the technology and implement the solution, within specified timing and pricing constraints. We work with our customers collaboratively to develop specific products, which we then market on a broader basis. We place a high value on developing and maintaining these types of relationships with our customers, which we believe is the best approach to product development. We sell our products and services directly to IDMs, fabless companies and assembly and test subcontractors. As of December 31, 2003, we had 81 people in our sales and marketing organization with sales offices in the major semiconductor manufacturing markets. We market our products and services to IDMs through our account managers. Account managers are responsible for the general relationship with the customer, including the coordination and preparation of technology roadmap exchanges. We have also established specialized sales and marketing teams to meet the particular requirements of fabless companies and assembly and test subcontractors, with a team dedicated to each group. These teams market our products and services to take advantage of cross-selling opportunities.

Customers

The semiconductor industry is highly concentrated, and a small number of IC device manufacturers and assembly and test subcontractors account for a substantial portion of the purchases of IC test equipment. Intel and STMicroelectronics, accounted for 41% and 11%, respectively, of our total combined twelve months revenue. The combined twelve months December 31, 2003 information represents the sum of the financial data for the January 1, 2003 to July 29, 2003 period for NPTest, Inc. and the financial data for the period from June 20, 2003 (our inception) to December 31, 2003 for NPTest Holding Corporation. These two customers are the only customers who accounted for 10% or more of our total revenue during this period. Sales to customers in North America accounted for approximately 51%, 52% and 39% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively; sales to customers in France accounted for approximately 8%, 9% and 10% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively; sales to customers in other countries in Europe accounted for approximately 8%, 5% and 13% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively; sales to customers in Japan accounted for approximately 9%, 9% and 9% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively; and sales to customers in other countries in Asia accounted for approximately 24%, 24% and 28% of total revenue for the years ended December 31, 2003, 2002 and 2001, respectively. Information on 2002 and 2001 represents the financial data for NPTest, Inc.

Manufacturing

All of the products manufactured by NPTest are assembled and shipped from our 105,000 square foot facility in Simi Valley, California. Our manufacturing operations are comprised of four segments: supply chain management, front-end manufacturing, system integration and test, and quality control. The supply chain organization is responsible for the planning and procurement of material, based on a monthly build plan approved by senior management, utilizing an MRP (material requirements planning) information system. Front-end manufacturing delivers complete and fully tested multi-layer electronic boards. System integration and test performs electro-mechanical integration, system calibration and final test and assists with customer acceptance. There is a formal quality structure in place with a strategy focused on process improvement teams to achieve overall factory quality targets. Both internal teams and customer representatives conduct regular quality assessments.

We outsource a portion of our front-end manufacturing requirements to Flextronics in St. Etienne, France. This strategy gives us the capability to increase our production volumes in a timely manner when there is a sudden surge in market demand. We expect to continue this arrangement with Flextronics in the future or, if advantageous, to obtain these services from another contract manufacturer. As of December 31, 2003, we had a staff of 133 people in our manufacturing group.

Research and Development

We have a highly structured approach to maximize research and development efficiency. A group of internal advisors formulates a long-term technology plan with clear objectives. Through our direct engagement with customers, high-priority projects are identified and appropriate resources are located. Engineering resources are organized by area of competence to effectively develop expertise and to share technologies across product lines. To improve our time-to-market with new products and technologies, we have multiple development centers worldwide that work simultaneously on projects, delivering 24-hour a day engineering capability. We internally develop software components for our products to achieve ease of use, integrated functionality, throughput efficiency and calibration/diagnostic effectiveness. This development is based on object-oriented architecture, modeling and design. We design critical devices, boards and modules that implement our proprietary architecture in our products. We use both internally developed and licensed sub-micron technology in our products. Our technologists include leaders in their field who regularly publish technical articles in leading industry publications and present at industry conferences.

Our expenditures for research and development for the combined twelve months ended December 31, 2003 were $52.6 million, representing 23% of revenue. The 2003 spending includes $5.0 million of in-process research and development expenses, from the purchase of NPTest, Inc. by Francisco Partners and $2.2 million of divestiture and retention bonuses. Our historical expenditures for 2002, and 2001 were $36.6 million and $34.7 million, respectively, representing 15.0% and 15.7% of revenue in each of the respective periods. The combined twelve months ended December 31, 2003 information represents the sum of the financial data for the January 1, 2003 to July 29, 2003 period for NPTest, Inc. and the financial data for the period from inception to December 31, 2003 for NPTest Holding Corporation. As of December 31, 2003, we had a staff of 224 employees in our research and development group.

Competition

We face substantial competition throughout the world in each of our product areas. Our competitors in the test and diagnostic systems market primarily include Advantest, Agilent Technologies, Credence Systems, FEI Company, Hamamatsu, LTX Corporation and Teradyne. As noted previously, on February 23, 2004, we announced that we have entered into a definitive agreement pursuant to which Credence Systems Corporation, a leading provider of design-to-test solutions for the worldwide semiconductor industry, will acquire us for cash and shares of Credence common stock.

Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities. We expect our competitors to continue to improve the performance of their current products and to introduce new products or new technologies that could adversely affect sales of our current and future products. In addition, we anticipate that increased competitive pressures will cause intensified price-based competition and we may have to adjust the prices of many of our products.

Intellectual Property

Our success depends in large part on our proprietary technology. We are not dependent on any individual patent but instead we rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. As of December 31, 2003, we had 84 United States patents and 78 foreign patents. We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose our competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share. We often rely on licenses of intellectual property useful for our business. We cannot be sure that these licenses will be available in the future on favorable terms or at all. In addition, our position with respect to the negotiation of licenses may change as a result of our acquisition from Schlumberger or as a result of our merger with Credence Systems.

Third parties may claim that we are infringing their intellectual property rights, and although we do not know of any infringement by our products of the valid intellectual property rights of third parties, we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Any litigation regarding patents or other intellectual property rights could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements and we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products.

Employees

As of December 31, 2003, we had approximately 891 full time employees, of which 160 were located in Europe, 157 were located in Asia (including 47 in Japan) and 574 were located in North America. Of our total employees, 224 were principally dedicated to research and development, 158 were dedicated to sales, general and administrative, 376 were dedicated to customer service, marketing and applications and 133 were dedicated to manufacturing. None of our employees located in the United States are represented by a union. Our employees in Europe are represented by workers’ councils. Employees are compensated with a combination of salary, cash bonus and stock options.

Backlog

Our backlog of unfilled orders for all products and services was $68.3 million and $50.6 million at December 31, 2003 and 2002, respectively. The 2003 backlog represents orders that are scheduled for delivery through December 31, 2004. While backlog is calculated on the basis of firm orders, all orders are subject to cancellation or delay by the customer, generally without penalty. Our backlog at any particular date, therefore, is not necessarily indicative of actual sales that may be generated for any succeeding period. Historically, our backlog levels have fluctuated based upon the ordering patterns of our customers.

Available Information

NPTest Holding Corporation’s website is http://www.nptest.com. NPTest will make available free of charge, on or through its website, its annual, quarterly and current report, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the Securities and Exchange Commission. This website address is intended to be an inactive textual reference only; none of the information contained on NPTest’s website is part of this report or is incorporated by reference herein.

The SEC maintains a website that contains reports, proxy and information statements of the Company. Information that we file electronically to the SEC is available at the SEC website (http://www.sec.gov). The public may read and copy any materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

This annual report is available to any stockholders upon written request to the company’s Investor Relations Department at the Company’s headquarters on 150 Baytech Drive, San Jose, California 95134.

Item 2.	Properties

We are headquartered in San Jose, California, where we lease approximately 150,000 square feet of commercial space under a term lease that expires on October 31, 2009, subject to renewal for up to 15 years at our option. Under the lease, monthly payments are approximately $180,000. Our monthly payments under this lease will increase in 2005 to approximately $255,000. These facilities are used for executive office space, including sales and marketing, and finance and administration. We also lease approximately 105,000 square feet in Simi Valley, California under a term lease that expires on January 14, 2007. Monthly payments under this lease are approximately $74,000. The Simi Valley facility is primarily used for product assembly and manufacturing. We lease approximately 10,000 square feet in St. Etienne, France under a lease contract with Schlumberger assigned to Flextronics that expires on June 30, 2011 for an annual cost of about 256,000 Euro. We also lease approximately 7,700 square feet in Ferndown, U.K. under a lease contract with Schlumberger that expires on December 31, 2009. Monthly payments for the Ferndown facility under the agreement are approximately £9,350. The Ferndown and St. Etienne facilities are primarily used for engineering.

We believe that our existing facilities are adequate for our current needs.

Item 3.	Legal Proceedings

There are presently no material legal proceedings pending, other than routine litigation incidental to our business, to which we are a party or to which any of our properties is subject.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were approved by NPTest Holding, LLC, at the time the sole stockholder of the Company, during the fourth quarter of the fiscal year ended December 31, 2003, by means of a written consent:

Actions by Written Consents dated November 18, 2003:

•	Approval of reservation of additional shares under the 2003 Stock Incentive Plan;

•	Approval of amendment to 2003 Stock Incentive Plan, including, among other items, a provision allowing for automatic annual increases to the number of shares reserved for issuance under the plan;

•	Approval of Stockholders’ Agreement among the Company, NPTest Holding, LLC and certain other persons named therein or in joinder agreements thereto;

•	Approval of Underwriting Agreement among the Company, NPTest Holding, LLC, Citigroup Global Markets, Inc., Credit Suisse First Boston LLC, Lehman Brothers, Inc. and Banc of America Securities LLC relating to the initial public offering of the common stock of the Company;

•	Approval of the over-allotment option with respect to the initial public offering of the common stock of the Company; and

•	Approval of an amendment to the Amended and Restated Certificate of Incorporation of the Company effecting, among other things, a one-for-four reverse stock split of the Company’s common stock.

Actions by Written Consent dated December 4, 2003:

•	Approval of merger of NPTest Capital Corporation, a wholly-owned subsidiary of the Company, with the Company; and

•	Approval of merger of NPTest Holding Merger Corporation, a wholly-owned subsidiary of the Company, with the Company.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholders Matters

The Company’s Common Stock is traded on the NASDAQ National Market under the symbol “NPTT.” The following table sets forth for the periods indicated the high and low sale prices of the Common Stock as reported by NASDAQ.

	High	Low
2003
Fourth quarter (December 12 through December 31)	$11.46	$10.31

On March 15, 2004, the last sale price of the Common Stock as reported by NASDAQ was $14.02 per share.

As of March 15, 2004, there were less than 100 holders of record of the Company’s Common Stock.

To date, the Company has paid no cash dividends to its stockholders. The Company has no plans to pay cash dividends in the near future.

Exchange of Preferred Stock

In order to finance our acquisition of NPTest, Inc., we issued $68 million of convertible mandatory redeemable preferred stock to NPTest Holding, LLC, and our subsidiary, NPTest Capital Corporation, issued $50 million of mandatory redeemable preferred stock to NPTest Holding, LLC.

On December 16, 2003, we redeemed $20.75 million of NPTest Holding, LLC’s shares of mandatory redeemable preferred stock of NPTest Capital Corporation for cash from the proceeds of our initial public offering. We also exchanged at $12.00 per share of common stock, all of the remaining shares of preferred stock of NPTest Capital Corporation (including the additional amounts accreted from July 29, 2003 through December 16, 2003) for 2,566,247 shares of our common stock.

On December 16, 2003, NPTest Holding, LLC has also exchanged all of its shares of our convertible mandatory redeemable preferred stock (including the additional amounts accreted from July 29, 2003 through December 16, 2003), for 17,195,325 shares of our common stock at $4.09216 per share, the conversion price of the preferred stock.

Use of Proceeds

The following use of proceeds information pertains to the initial public offering of 14,600,000 shares of our Common Stock, par value $0.001 per share, which were sold pursuant to our Registration Statement on Form S-1 (Registration No. 333-108664) (the “Registration Statement”), declared effective on December 10, 2003 by the Securities and Exchange Commission. The offering commenced on December 11, 2003, and the underwriters delivered all of the shares registered to the purchasers on December 16, 2003. Citigroup Global Markets Inc. acted as sole book-running manager of the offering. Citigroup Global Markets Inc., Credit Suisse First Boston LLC, Lehman Brothers Inc. and Banc of America Securities LLC acted as representatives to the various underwriters. The public offering price for these shares was $12.00 per share. The underwriting discount was $0.84 per share. The proceeds to us, before expenses, were $11.16 per share, or approximately $162.9 million.

Our net proceeds from our initial public offering were approximately $160.3 million after deducting underwriting discounts and a reasonable estimate of expenses paid by us. We used our net proceeds from the sale of the shares in this offering to repay our $75.0 million principal amount senior term loan, plus accrued but unpaid interest, from an affiliate of Citigroup. The loan was guaranteed by Francisco Partners, the principal beneficial holder of our common stock. It was used by us to finance in part our acquisition of NPTest, Inc. from Schlumberger. We used $20.75 million of our net proceeds for the redemption of a portion of the mandatory redeemable Series A Preferred Stock issued by our subsidiary, NPTest Capital Corporation, all of which was held by NPTest Holding, LLC, which is principally owned by Francisco Partners (95.7%) and Shah Management (3.6%). In addition, $5.0 million of our net proceeds was used to make a one-time payment to Francisco Partners in consideration for the termination of certain obligations to Francisco Partners. See Item 13, “Certain Relationships and Related Transactions-Relationship with Francisco Partners.” The remainder of our net proceeds from the offering are being used for working capital and general corporate purposes, including the further development, production and commercialization of the Sapphire NP platform, and investments in selling, general and administrative activities and other product development. No material amounts were spent with respect to these items prior to the ending date of the reporting period covered by this Annual Report on Form 10-K. In addition, while we currently have no specific acquisition plans, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses.

Item 6.	Selected Financial Data

NPTest Holding Corporation was incorporated on June 20, 2003, and did not have any operations prior to July 29, 2003. Financial data for the periods prior to July 29, 2003 are referred to as “Predecessor Company” and are derived from the combined financial statements of NPTest, Inc. Although NPTest, Inc. was not a separate company, the accompanying combined financial statements are presented as if NPTest, Inc. had existed as an entity separate from Schlumberger and its subsidiaries. These combined financial statements include the historical assets, liabilities, revenues and expenses that were directly related to the NPTest, Inc. business of Schlumberger during the periods presented and have been derived from Schlumberger’s historical bases in the assets and liabilities and the historical results of operations of NPTest, Inc. Our financial statements for the period from inception to December 31, 2003 reflect the purchase accounting resulting from the acquisition of NPTest, Inc. from Schlumberger on July 29, 2003. Following the acquisition of the business from Schlumberger, we began accumulating retained earnings.

The results of operations for the interim period January 1, 2003 to July 29, 2003 of NPTest, Inc. and the period from inception to December 31, 2003 of NPTest Holding Corporation are not necessarily indicative of the results of operations to be expected for any other interim period or for the full year.

The following tables reflect selected consolidated summary financial data for each of the last five fiscal years. This data should be read in conjunction with Item 8, “Financial Statements and Supplementary Data,” and with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

	(in thousands, except per share data)
	NPTest Holding Corporation	Predecessor Company
	Inception To Dec. 31, 2003	January 1 to July 29, 2003	Year Ended December 31,
			2002	2001	2000	1999
Statement of Income Data
Net revenue	$101,193	$129,870	$243,491	$220,932	$286,334	$272,038
Cost of net revenue	75,134	80,629	148,193	180,176	184,382	172,418

Gross profit	26,059	49,241	95,298	40,756	101,952	99,620
Research and development expenses	18,590	29,017	36,573	34,748	32,718	36,281
In process research and development	5,000	—	—	—	—	—
Selling, general and administrative expenses	26,313	27,877	49,652	51,971	66,571	55,625
Gain on curtailment of pension and employee benefits	—	—	(8,667)	—	—	—

Total operating expenses	49,903	56,894	77,558	86,719	99,289	91,906
Interest expense	(6,338)	—	—	—	—	—
Foreign currency exchange gain (loss)	(486)	(473)	(1,147)	(139)	(34)	957
Dividend and accretion on mandatory redeemable preferred stock	(3,031)	—	—	—	—	—

Net income (loss) before taxes	(33,699)	(8,126)	16,593	(46,102)	2,629	8,671
Income tax provision (benefit)	(10,473)	(4,355)	2,117	(22,366)	(3,328)	(422)

Net income (loss)	(23,226)	(3,771)	$14,476	($23,736)	$5,957	$9,093

Dividend and accretion on convertible mandatory redeemable preferred stock	(54,528)

Net loss attributable to common stockholders	($77,754)

Basic and diluted net loss attributable to common stockholders per share	($10.51)

Shares used in computing basic and diluted net loss attributable to common stockholders per share	7,395,308

	NPTest Holding Corporation 2003	Predecessor Company
		2002	2001	2000	1999
Balance Sheet Data at December 31 (in thousands)
Cash and cash equivalents	$93,723	$17,487	$10,184	$16,387	$13,599
Working capital	232,179	171,702	191,495	190,482	142,324
Total assets	336,052	242,240	295,504	366,444	252,574
Total stockholders equity	$275,510	$197,038	$205,804	$214,140	$147,895

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed on June 20, 2003 for the purpose of acquiring NPTest, Inc. from Schlumberger. Accordingly, we had no operations prior to our acquisition of NPTest, Inc. on July 29, 2003, and our historical financial statements for the periods prior to July 29, 2003 are not meaningful. For purposes of the following discussion, our financial statements, unless otherwise indicated, also refer to historical financial statements of NPTest, Inc. (our predecessor) included herein although the financial results are not directly comparable. The following discussion should be read in conjunction with the financial statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those factors discussed below and elsewhere in this prospectus.

Overview

General

We design, develop and manufacture advanced semiconductor test and diagnostic systems and provide related services for the semiconductor industry. Our customers include integrated device manufacturers, or IDMs, fabless design companies, foundries and assembly and test subcontractors worldwide. Our products and services enable our customers to bring their increasingly complex integrated circuits, or ICs, to market faster, at lower cost and without compromising IC quality. We offer products that enable our customers to debug, characterize and test a wide range of ICs, including the fastest multi-Gigahertz microprocessors and the most highly integrated, high-speed system-on-a-chip, or SOC, devices. In addition, we provide test engineering services, including debug, repair and characterization. As of December 31, 2003, we had 891 employees worldwide.

Our business dates back to 1965 when Fairchild Semiconductor established an automated test equipment division. Schlumberger Limited, a global oilfield and information services company with major activity in the energy industry, acquired Fairchild Semiconductor in 1979. The business we now operate, which we refer to as NPTest, Inc., was a part of the business Schlumberger acquired. On July 29, 2003, NPTest Holding, LLC, which is principally owned by Francisco Partners (95.7%) and Shah Management (3.6%), acquired NPTest, Inc. from Schlumberger. On December 16, 2003, we issued 14,600,000 shares in an initial public offering of our common stock. Thereafter, NPTest Holding, LLC owned approximately 63.4% of the Company.

As part of Schlumberger, we benefited from various economies of scale including shared global administrative functions, facilities and volume purchase discounts. As a result, some of our costs and expenses have increased as a stand-alone entity. However, we are no longer subject to a general and administrative charge imposed by Schlumberger which is reflected in our historical results through the third quarter of 2002.

In connection with the acquisition of NPTest, Inc. from Schlumberger, Francisco Partners guaranteed the repayment of a $75.0 million loan we received from Citicorp North America, Inc., or Citicorp, at the time of the acquisition. This loan was paid off on December 16, 2003 from the proceeds of the Company’s initial public offering. In July 2003, we entered into a ten-year agreement with Francisco Partners for advisory services for which we will pay the greater of $2.0 million or 0.6% of our consolidated annual revenue. This agreement was amended and we paid Francisco Partners an aggregate of $5.0 million for financing and other services from the proceeds of our initial public offering on December 16, 2003 which was expensed as selling, general and administrative expenses during the period. On December 31, 2003, accrued fees payable to Francisco Partners for advisory fees amounted to $764,000. In February 2004, the entire amount was paid to Francisco Partners. Francisco Partners will no longer be required to provide advisory services under the original advisory agreement and all future annual advisory fees under the original advisory agreement will cease. However, we may pay future service fees to Francisco Partners under the amended agreement in exchange for any acquisition, financing or other services as we and Francisco Partners may agree. We have paid Francisco Partners and Shah Management a $6.27 million fee, plus reasonable out of pocket expenses, for services rendered in connection with the structuring of the financing of our acquisition from Schlumberger. These issuance costs were recorded as an offset against the proceeds from the financings. We also entered into a transition services agreement with Schlumberger under which we are required to pay to Schlumberger, and Schlumberger is required to pay to us, fees for a limited set of transition services to be provided by the other party for a period of time following the acquisition.

In connection with the acquisition of NPTest, Inc. from Schlumberger, we agreed to make certain payments (generally in cash or stock) to Schlumberger in the event that the value of our common stock held by NPTest Holding, LLC exceeds a specified threshold at the first anniversary of the completion of the initial public offering and under certain other circumstances generally related to distributions over a certain threshold by NPTest Holding, LLC to its members related to our common stock. This arrangement is described in more detail under the heading “Off-Balance Sheet Arrangements” and “Certain Relationships and Related Party Transactions—Transactions with Schlumberger.”

Subsequent Events

We have entered into an Agreement and Plan of Reorganization dated as of February 22, 2004 among Credence Systems Corporation, a Delaware corporation (“Credence”), Cataline Corporation, a Delaware corporation and a wholly owned subsidiary of Credence (the “Merger Sub”) and us, providing for our merger with and into Merger Sub, with the Merger Sub continuing as the surviving corporation. Our board of directors and the board of directors of Credence have unanimously approved the merger and the merger agreement.

Pursuant to the merger, each share of our common stock issued and outstanding immediately before the effective time (other than dissenting shares and shares held by us, Credence, or any direct or indirect wholly owned subsidiary of us or Credence) will be converted at the effective time of the merger into the right to receive, directly or indirectly, 0.8 shares of Credence common stock (plus cash in lieu of fractional shares) and cash equal to $5.75 per share.

Pursuant to the merger agreement, our stock option plan and all NPTest options then outstanding under our stock option plan, whether vested or unvested, will be assumed by Credence at the effective time and converted into options to purchase shares of Credence common stock in the amounts and at the price that are described in the merger agreement.

The merger is subject to customary conditions to closing, including (i) approval of holders of our common stock, (ii) approval of the holders of Credence’s common stock, (iii) expiration or termination of the applicable Hart-Scott-Rodino waiting period and certain other regulatory approvals, (iv) the accuracy of representations and warranties and the absence of any material adverse effect with respect to each party’s business (in each case, subject to certain exceptions) and (v) the delivery of customary opinions from counsel to each party that the merger will qualify as tax-free reorganization for federal income tax purposes. Closing is expected to occur during the second or third quarter of 2004.

We have agreed to pay Credence a fee of $20 million if our board of directors determines, in the exercise of its fiduciary duties and subject to the terms and conditions of the merger agreement, to change its recommendation of the merger after receipt of a superior proposal from a third party before the consummation of the transaction (or if our stockholders fail to approve the merger after a such a proposal is publicly announced and that transaction is thereafter consummated within 6 months of the termination of the merger agreement).

NPTest Holding, LLC, who beneficially owns 25,379,550 shares of our common stock, has entered into a stockholder voting agreement with Credence pursuant to which they have agreed to vote no less than 50.1% of their shares in favor of the merger. NPTest Holding, LLC may vote its other shares on the merger in its discretion.

NPTest Holding, LLC has also entered into a stockholder lock-up agreement with Credence pursuant to which NPTest Holding, LLC must abide by certain restrictions with respect to the sale, transfer or other disposition of shares of Credence stock owned by it after the closing of the merger. In addition, NPTest Holding, LLC has entered into a registration rights agreement with Credence pursuant to which Credence has agreed to file one or more registration statements with the Securities and Exchange Commission on behalf of NPTest Holding, LLC in certain circumstances and subject to certain terms and conditions.

Basis of Presentation

Our combined financial statements have been derived from the consolidated financial statements of Schlumberger until July 29, 2003. Although NPTest, Inc. was not a separate company, the accompanying combined financial statements are presented as if NPTest, Inc. had existed as an entity separate from Schlumberger and its subsidiaries. These combined financial statements include the historical assets, liabilities, revenues and expenses that were directly related to the NPTest, Inc. business of Schlumberger during the periods presented and have been derived from Schlumberger’s historical bases in the assets and liabilities and the historical results of operations of NPTest, Inc. U.S. pension and retiree medical benefits liabilities along with related deferred tax assets as of December 31, 2002 were retained by Schlumberger. Schlumberger has agreed to reimburse us for all income taxes payable generated through July 29, 2003. Our financial statements beginning with the period from inception to December 31, 2003 reflect the purchase accounting resulting from the purchase of NPTest, Inc. from Schlumberger on July 29, 2003. Following the acquisition of the business from Schlumberger, we began accumulating retained earnings/deficits.

Certain amounts of Schlumberger’s corporate expenses, including legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs, although not directly attributable to NPTest, Inc.’s operations, have been allocated to NPTest, Inc. on a basis that Schlumberger and NPTest, Inc. considered to be a reasonable reflection of the utilization of services provided or the benefit received by NPTest, Inc. As of December 31, 2002, we no longer provided pension and retiree medical benefits in North America and will not be incurring these expenses going forward.

The results of operations for the interim period January 1, 2003 to July 29, 2003 of NPTest, Inc. and the period from inception to December 31, 2003 of NPTest Holding Corporation are not necessarily indicative of the results of operations to be expected for any other interim period or for the full year.

The financial information presented in this Form 10-K is not indicative of our financial position, results of operations and cash flows in the future nor is it necessarily indicative of what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity for the periods presented.

Reorganization and Restructuring

In the fourth quarter of 2000 and throughout 2001, we formulated and implemented reorganization, restructuring and reduction-in-force actions that significantly reduced our personnel costs. The restructuring separated NPTest, Inc.’s activities from other Schlumberger technology businesses and eliminated shared positions. The reorganization efforts primarily combined the North America product and field marketing organizations. The reductions in force continued throughout 2001 due in part to the continued deterioration in market conditions. We recognized charges of approximately $1.8 million for severance payments related to these initiatives, of which approximately $1.4 million was recognized during the fourth quarter of 2000 and approximately $0.2 million was recognized in each of the first and third quarters of 2001. These charges are reflected in our cost of net product revenue. Ongoing savings realized from the reductions-in-force were approximately $12.0 million on an annual basis.

We eliminated additional positions in North America during the third quarter of 2002. Related charges of approximately $0.3 million are reflected in our operating results for the third quarter of 2002. Ongoing savings realized from the reductions-in-force were approximately $1.6 million. We also recorded in 2002 a charge of approximately $0.8 million for payments to employees in Japan in connection with our legal reorganization to a stand alone NPTest entity in that country. No savings were achieved with this reorganization.

Cyclical Business

Our business and operating results depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for those products. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by us. In the most recent cyclical cycle, our net product revenue increased from $149.5 million in 2001 to approximately $180.0 million in 2002 and decreased to $163.1 million in 2003. Services revenue depends largely upon the size of the installed base of our products and is not as directly affected by industry cyclicality as is our net product revenue. Our net service revenue decreased from $71.4 million in 2001 to approximately $63.5 million in 2002 and increased to approximately $67.9 million in 2003. The cyclical nature of our business may have a material adverse effect on our backlog and operating results. The combined twelve months December 31, 2003 information represents the sum of the financial data for the January 1, 2003 to July 29, 2003 period for NPTest, Inc. and the financial data for the period from June 20, 2003 (our inception) to December 31, 2003 for NPTest Holding Corporation.

Foreign Currencies

We sell our products and services primarily in two major currencies. Sales in North America, Europe and Asia Pacific are primarily denominated in U.S. Dollars, and sales in Japan are primarily denominated in Yen. We incur expenses primarily in four major currencies, the U.S. Dollar, the Euro, the Yen and the British Pound. A weakening U.S. Dollar will generally result in higher operating costs for us principally in Europe and, to a lesser extent, in Japan. Our historical financial statements do not reflect any foreign currency hedging arrangements as we have not hedged our foreign currency exposure to date. However, we may seek to hedge our exposure to foreign currency rate fluctuations in the future.

Introduction of Sapphire NP

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of our new Sapphire NP platform. We launched our new Sapphire NP tester in the third quarter of 2003 and shipped five systems to our customers in the fourth quarter of 2003. The shipments were subject to acceptance criteria that delayed the recognition of revenue from four of these shipments until 2004. At introduction, the Sapphire NP testers are available in less complex configurations targeted at markets that require cost effective test solutions. Our future operating results will depend in large part upon our ability to successfully commercialize a range of Sapphire NP products. We cannot be sure that the Sapphire NP product will achieve market acceptance or generate substantial revenue. We believe that the acceptance, volume production, timely delivery and customer satisfaction of our Sapphire NP tester is of critical importance to our future financial results.

Concentration of Customers

Intel accounted for 41% in 2003, 52% in 2002, and 37% in 2001 of our net revenue, and STMicroelectronics accounted for 11% in 2003, 10% in 2002, and 18% in 2001 of our net revenue. The combined twelve months ended December 31, 2003 information represents the sum of the financial data for the January 1, 2003 to July 29, 2003 period for NPTest, Inc. and the financial data for the period from inception to December 31, 2003 for NPTest Holding Corporation. Our customers are generally not obligated by long-term contracts to purchase our systems. A small number of IDMs and assembly and test subcontractors account for a substantial portion of the purchases of test equipment generally. Consequently, our business and operating results would be materially adversely affected by the loss of, or any significant reduction in orders by, any of our significant customers.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax assets will not be realized. We have determined that our future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determined that it is more likely than not the deferred tax assets would not be recovered.

Acquisition of NPTest, Inc.

On July 29, 2003 we acquired NPTest, Inc. from Schlumberger. We accounted for the acquisition as a purchase in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141 “Business Combinations.” All acquired tangible assets, identifiable intangible assets as well as assumed liabilities were valued based on their relative fair values. Accordingly, we adjusted the value of our inventory to fair value based on the stage of completion less cost to dispose. The resulting $11.4 million increase in the value of our inventory will result in increased cost of product revenue and reduced operating margins.

Goodwill and Intangible Assets

In connection with our acquisition of NPTest, Inc. from Schlumberger, we recorded goodwill of approximately $8.6 million and intangible assets of approximately $25.3 million. Intangible assets include customer contracts and relationships of $1.5 million, developed technologies of $14.1 million and backlog of $9.7 million with estimated useful lives for amortization of seven years, seven years and less than two years, respectively. At December 31, 2003, total net intangibles amounted to $17.2 million.

Recorded Charges in Connection with the Acquisition of NPTest, Inc.

NPTest Holding Corporation recorded the following charges in the period ended December 31, 2003 in connection with the acquisition of NPTest, Inc. from Schlumberger:

•	a one-time $5.0 million charge related to the write-off of in-process research and development;

•	amortization of $4.7 million of tangible assets recorded at fair value;

•	amortization of $8.1 million of identified intangible assets;

•	advisory fees of $5.8 million to Francisco Partners;

•	initial public offering charges of $0.7 million not capitalized against proceeds;

•	interest and charges of $54.5 million on cumulative convertible mandatory redeemable preferred stock;

•	interest and financing costs of $6.4 million on the $75 million term loan; and,

•	interest and charges of $3.0 million on mandatory redeemable preferred shares.

Furthermore, we will recognize additional charges in future periods related to the remaining write-ups of our tangible assets and the remaining amortization of our intangible assets. Our operating results will be adversely affected by these charges in such future periods.

Critical Accounting Policies

We have identified the policies below as critical to our business operations and the understanding of our results of operations. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements. In preparing the consolidated financial statements included in this Annual Report on Form 10-K, we are required to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our combined financial statements, and the reported amounts of revenue and expenses during the reporting period. We expect that our actual results may differ from these estimates.

Revenue Recognition

We recognize revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (SAB 104), “Revenue Recognition” and EITF 00-21, “Accounting for Revenue Arrangement with Multiple Deliverables.” Generally, acceptance of products with published specifications is received at the factory floor prior to shipment, therefore revenue, less fair value of installation, is recognized upon shipment when legal title passes. In those limited instances where there are customer-specific acceptance conditions, revenue is only recognized upon final customer-site acceptance. Our shipping terms are primarily freight-on-board, or FOB, shipping point. However, a portion of revenue associated with certain installation-related tasks, based upon fair value of that service, is recognized when the tasks are completed. When several elements are bundled into one contract, revenue is not recognized unless the fair value of the undelivered element(s) is objective and reliable and the delivered element has stand-alone value to the customer. The total contract revenue is allocated to the individual elements based upon the relative fair value of each element. For multiple element arrangements, management having the relevant authority establishes fair value based upon vendor-specific objective evidence. The fair value of the undelivered element is either the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management. When a price is established by management it must be probable that the price will not change before the element is actually sold separately. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized on receipt of customer technical acceptances. In any event, no revenue is recognized before legal title passes to the customer. A provision for the estimated cost of warranty is recorded when revenue is recognized. Revenue related to spare parts is generally recognized upon shipment. Service revenue is general recognized ratably over the period of the related contract or, in some cases, as the services are performed.

Deferred income includes amounts that have been billed per the contractual terms, but have not been recognized as revenue. For product revenue, this typically includes the amount of deferred product revenue less all product and warranty costs.

Tax

We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying balance sheets, as well as operating loss and tax credit carry forwards. We follow very specific and detailed guidelines regarding the recoverability of any tax assets recorded on the balance sheet and provide any necessary allowances as required. To date, we have not recorded any valuation allowance because, based on the available evidence, we believe it is more likely than not that we will be able to utilize all of our deferred tax assets in the future. If estimates of future taxable income prove inaccurate, a valuation allowance could be required in the future in light of, among other things, the cyclical industry in which we operate.

Inventory

We value our inventory at the lower of cost or estimated market value. Cost includes material, labor, allocated overhead and contract manufacturing costs. Provisions are recorded to reduce excess and obsolete inventory to net realizable value. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements for the next 18 months. A significant decrease in demand for our products could result in excess inventory. We expect that demand for our products and services will fluctuate in the future in light of, among other things, the cyclical industry in which we operate, therefore impacting the provisions for excess and obsolete inventory.

The following discussion of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion contains forward looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. (See “Special Note Regarding Forward-Looking Statements.”)

Results of Operations

The following table reflects the condensed statements of operations for the three most recent years for the NPTest business. NPTest Holding Corporation was formed on June 20, 2003 for the purpose of acquiring NPTest, Inc. from Schlumberger on July 29, 2003. In the discussion of the year ended December 31, 2003 we refer to each line item in the statement of operations as “combined” for comparative purposes. These combined amounts represent the sum of the financial data for NPTest, Inc. for the period from January 1, 2003 through July 29, 2003 and the financial data for NPTest Holding Corporation for the period from its inception to December 31, 2003. These combined amounts are for informational purposes only and do not purport to represent what our financial position would have been in such periods. These amounts are not necessarily comparable as a result of the purchase accounting adjustments recorded as part of the acquisition of NPTest, Inc. from Schlumberger. We further refer to the period from NPTest Holding Corporation’s inception through December 31, 2003 as the July 29, 2003 through December 31, 2003 period because we had no operations in the period from June 20, 2003 to July 29, 2003.

			Predecessor Company
	Combined 12 months 2003	NPTest Holding Corp. Inception to December 31, 2003	Jan. 1 to July 29, 2003	Year Ended December 31,
				2002	2001
Product revenue	$163,142	$72,207	$90,935	$180,035	$149,543
Service revenue	67,921	28,986	38,935	63,456	71,389

Total net revenue	231,063	101,193	129,870	243,491	220,932
Product cost of sales	112,641	57,807	54,834	110,056	130,627
Service cost of sales	43,122	17,327	25,795	38,137	49,549

Total net cost of revenue	155,763	75,134	80,629	148,193	180,176
Product gross margin	50,501	14,400	36,101	69,979	18,916
Service gross margin	24,799	11,659	13,140	25,319	21,840

Total gross margin	75,300	26,059	49,241	95,298	40,756
Research and development	47,607	18,590	29,017	36,573	34,748
In process research and development	5,000	5,000	—	—	—
Selling, general and administrative	54,190	26,313	27,877	49,652	51,971
Gain curtailment of pension and employee benefits	—	—	—	(8,667)	—

Total operating expenses	106,797	49,903	56,894	77,558	86,719

Interest income (expense), net	(6,338)	(6,338)	—	—	—
Exchange gain (loss), net	(959)	(486)	(473)	(1,147)	(139)
Dividend and accretion on mandatory redeemable preferred stock	(3,031)	(3,031)	—	—	—

Total non-operating expenses	(10,328)	(9,855)	(473)	(1,147)	(139)

Income (loss) before taxes	(41,825)	(33,699)	(8,126)	16,593	(46,102)
Income tax provision (benefit)	(14,828)	(10,473)	(4,355)	2,117	(22,366)

Income (loss) after taxes	(26,997)	(23,226)	(3,771)	14,476	(23,736)
Dividend and accretion on convertible mandatory redeemable preferred stock	(54,528)	(54,528)	—	—	—

Net income (loss) attributable to common stockholders	($81,525)	($77,754)	($3,771)	$14,476	($23,736)

Net Product Revenue

Our product revenue is derived from the sale of our products. Product revenue decreased 9.4% to approximately $163.1 million in combined twelve months ended December 31, 2003 from approximately $180.0 million in 2002. The decrease was due primarily to a decline in revenue from the sale of structural test products of approximately $16.5 million compared to the high levels of sales of these products in 2002. The high levels of sales in 2002 were achieved principally as a result of the successful introduction of these products in late 2001. Sales of peripheral products decreased approximately $0.4 million compared to strong sales of peripheral products in 2002 which were bolstered by the effects of a high-end test product pin upgrade program.

Product revenue increased 20.4% to approximately $180.0 million in 2002 from approximately $149.5 million in 2001. Our product revenue in 2002 was favorably affected by an increase in revenue of approximately $28.5 million related to the release of structural test products late in 2001, and an increase of $5.5 million of deferred revenue recognized from delayed acceptances of products that were shipped to new customers in Asia prior to June 30, 2001.

Net Service Revenue

Services revenue includes maintenance fees for our installed base of systems and engineering services. Services revenue increased 7.0% to approximately $67.9 million in the combined twelve months ended December 31, 2003 from approximately $63.5 million in 2002. Of this increase, approximately $2.9 million resulted from an increase in equipment support maintenance revenue and approximately $1.5 million from engineering services revenue. Our services revenue is generally less affected by industry cyclically than our product revenue because it is driven in large part by our installed base of products rather than order rate.

Services revenue decreased 11.1% to approximately $63.5 million in 2002 from approximately $71.4 million in 2001. Of this decrease, approximately $7.0 million was the result of lower demand for design and engineering services following the industry downturn and approximately $1.1 million was the result of lower after-sale services partially due to the transition of a number of monthly service fee contracts to billable-charge based contracts, which typically occurs during industry downturns when products are used less frequently.

Cost of Net Product Revenue

Cost of product revenue consists of costs of manufacturing products. These costs include materials, costs of third-party contract manufacturers, salaries and related expenses for manufacturing, distribution costs, warranty costs, depreciation of manufacturing equipment and overhead allocations for facilities expenses and information technology services. Cost of product revenue increased 2.3% to approximately $112.6 million in the combined twelve months ended December 31, 2003 from approximately $110.1 million in 2002. This increase is primarily due to $8.1 million and $4.5 million in charges related to amortization of identifiable intangible assets and tangible assets written up to fair value, respectively, recognized in the July 29, 3003 to December 31, 2003 period, and approximately $0.7 million of divestiture bonuses paid to employees recognized in the January 1, 2003 to July 29, 2003 period offset by reduced costs associated with lower product sales. As a percentage of product revenue, cost of product revenue increased to 69.0% in the combined twelve months ended December 31, 2003 from 61.1% in the twelve months ended December 31, 2002. The increase is almost entirely attributable to acquisition related charges, including the divestiture bonuses, totaling $12.7 million, which reduced the gross profit percentage by 7.8%.

Cost of product revenue decreased 15.7% to approximately $110.1 million in 2002 from approximately $130.6 million in 2001. This decrease was primarily due to approximately $35.4 million in excess inventory charges in 2001 resulting from the abrupt slowdown in sales during that period, partially offset by approximately $18.3 million in increased product costs associated with higher sales. As a percentage of product revenue, cost of product revenue decreased to 61.1% in 2002 from 63.7% in 2001 primarily as a result of approximately $2.4 million in price reductions on older model system-on-a-chip tester products sold during the first quarter of 2001, and approximately $2.2 million in reduced manufacturing costs associated with restructuring initiatives.

Cost of Net Service Revenue

Cost of service revenue consists of service personnel and related overhead allocations for facilities expenses and information technology services. Cost of service revenue increased 13.1% to approximately $43.1 million in the combined twelve months ended December 31, 2003 from approximately $38.1 million in 2002, primarily due to increased service activity, approximately $1.1 million of divestiture bonuses recognized in the January 1, 2003 to July 29, 2003 period and approximately $0.6 million in higher repair costs on a newly released test head configuration. As a percentage of service revenue, cost of service revenue increased to 63.5% from 60.1% in 2002.

Cost of service revenue decreased 23.0% to approximately $38.1 million in 2002 from approximately $49.5 million in 2001, primarily as a result of lower personnel costs and related expenses corresponding to decreased activity levels and reduction in costs following our restructuring initiatives. As a percentage of service revenue, cost of service revenue decreased to 60.1% in 2002 from 69.4% in 2001. After-sale service costs were reduced by $5.7 million in part as a result of the restructuring described above. Cost of service revenue also reflects an additional $5.7 million reduction in costs related to design and engineering services consisting of $3.0 million in reduced material and equipment charges and $2.7 million in lower personnel costs associated with restructuring initiatives.

Research and Development

Research and development expenses include salaries and expenses of engineers and related engineering support personnel, initial tooling, project materials, depreciation on equipment used in research and development and an allocation of facilities expenses and information technology services. Research and development expenses increased 43.8% to approximately $52.6 million in the combined twelve months ended December 31, 2003 from approximately $36.6 million in 2002. Of this increase, approximately $8.8 million is due to increased expenditures on the development of our Sapphire NP platform technology, $5.0 million relates to a one-time write-off of in-process research and development related to the acquisition, recognized in the July 30, 2003 to December 31, 2003 period, and approximately $2.2 million relates to divestiture bonuses paid to engineering staff recognized in the January 1, 2003 to July 29, 2003 period. As a percentage of net revenue, research and development expenses increased to 22.8% in the combined twelve months ended December 31, 2003 from 15.0% in 2002.

Research and development expenses increased 5.3% to approximately $36.6 million in 2002 from approximately $34.7 million in 2001. As a percentage of total revenue, research and development expenses decreased to 15.0% in 2002 from 15.7% in 2001.

Selling, General and Administrative

Selling, general and administrative expenses include salaries and related expenses for sales, account management, marketing, commissions, consignment costs and other expenses for marketing programs and trade shows as well as salaries and related expenses for administrative, finance, legal, human resources and executive personnel. These expenses historically have included an allocation for general and administrative expenses provided until the third quarter of 2002 by Schlumberger. Selling, general and administrative expenses increased 9.1% to approximately $54.2 million in the combined twelve months ended December 31, 2003 from approximately $49.7 million in 2002. The increase was primarily due to transactions relating to the acquisition of NPTest, Inc. These expenses included management bonuses of approximately $3.9 million, advisory fees from Francisco Partners of $5.8 million, non-capitalized initial public offering expenses of $0.7 million and amortization of fixed assets write-up relating to purchase accounting of $0.1 million. These were offset by 2002 advisory fees from Schlumberger of $4.0 million which were charged in 2003 and approximately $1.7 million of reduced depreciation charges on demonstration equipment consigned to customers, as a number of consigned units were sold. As a percentage of net revenue, selling, general and administrative expenses increased to 23.5% in 2003 from 20.4% in 2002.

Selling, general and administrative expenses decreased 4.5% to approximately $49.7 million in 2002 from approximately $52.0 million in 2001. As a percentage of net revenue, selling, general and administrative expenses decreased to 20.4% in 2002 from 23.6% in 2001. The decrease was primarily due to a reduction in charges for general and administrative expenses provided by Schlumberger of approximately $4.4 million from approximately $8.4 million in 2001 as a result of the gradual phasing out of group support. This decrease was partially offset by approximately $0.8 million for payments to employees in Japan in connection with our legal reorganization to a stand alone NPTest entity in that country, approximately $0.4 million in stand alone costs incurred at the headquarter level, and approximately $0.3 million in severance payments related to restructuring initiatives in North America.

Gain on Curtailment of Pensions and Employee Benefits

Schlumberger terminated the participation of NPTest, Inc. employees in both the Schlumberger Pension Plan and the US Group Health Care Plan and Trust effective December 31, 2002. Upon termination of NPTest, Inc.’s participation, Schlumberger also assumed the liabilities as of December 31, 2002 relating to these plans and any future obligations relating to these liabilities. We therefore recorded a curtailment gain of $8.7 million as of December 31, 2002.

Interest Income (Expenses), Net

Interest expense was approximately $6.4 million in the period July 30, 2003 to December 31, 2003 as a result of our $75.0 million three year term loan. Total interest paid on the loan was $0.8 million. The remaining amount relates to amortization and eventual write-off of financing costs associated with the loan. The entire loan was paid off on December 16, 2003 from the proceeds of the Company’s initial public offering. Prior to this period, interest expense was not material.

Exchange Gain/(Loss)

Foreign currency transactions loss was approximately $1.0 million in the combined twelve months ended December 31, 2003 as compared to foreign currency transactions loss of approximately $1.1 million in 2002. Losses in both periods were driven by the Euro strengthening against the U.S. Dollar. Foreign currency transactions loss was approximately $1.1 million in 2002 as compared to foreign currency transactions loss of approximately $0.1 million in 2001. The difference was also primarily due to foreign exchange rate fluctuations in Europe.

Dividend and Accretion on Mandatory Redeemable Preferred Stock

The dividends and accretion on the Mandatory Redeemable Preferred Stock issued by NPTest Holding Corporation was approximately $3.0 million in the July 30, 2003 to December 31, 2003 period. Of this amount, $1.5 million was dividend expense and $1.5 million was the accretion on the mandatory redeemable preferred stock. The preferred stock was converted to common stock on December 16, 2003.

Income Taxes

We recorded an income tax benefit of $14.8 million, income tax provision of $2.1 million and income tax benefit of $22.4 million in fiscal 2003, 2002 and 2001 respectively. The effective tax rate for income tax benefit recorded in fiscal 2003 was 35%, for income tax expense recorded in fiscal 2002 was 13% and for tax benefit recorded in fiscal 2001 was 49%. The overall change in our effective tax rate from fiscal 2002 to fiscal 2003 is primarily due to operating losses incurred in fiscal 2003 and operating income generated in fiscal 2002. The income and losses generated in the foreign jurisdictions were taxed at the rate applicable in such jurisdictions. The overall change in our effective tax rate from fiscal 2001 to fiscal 2002 is primarily due to operating income earned in fiscal 2002 and operating losses in fiscal 2001. The income and losses generated in the foreign jurisdictions were taxed at the rate applicable in such jurisdictions.

Our future effective income tax rate depends on various factors, such as tax legislation, the geographic composition of our pre-tax income, non tax deductible expenses incurred in connection with acquisitions, amount of research and development credits as a percentage of aggregate pre-tax income, and the effectiveness of our tax planning strategies. There is pending legislation to repeal the existing export incentive and the research and development tax credit is scheduled to expire in June 2004 as currently provided by the United States Internal Revenue Code. If the legislation to repeal export incentive were enacted and research and development credits were not extended, the effects would likely increase our effective rate in future periods.

Dividend and Accretion on Convertible Mandatory Redeemable Preferred Stock

The dividend and accretion on the convertible mandatory redeemable preferred stock issued by NPTest Holding Corporation was approximately $54.5 million in the July 30, 2003 to December 31, 2003 period. This amount included beneficial conversion feature of $50.3 million. The preferred stock was converted to common stock on December 16, 2003.

Quarterly Results of Operations (Unaudited)

The following table presents certain unaudited quarterly financial information for the eight quarters ended December 31, 2003. In management’s opinion, this information has been prepared on the same basis as the audited Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments (consisting of normal recurring adjustments) necessary to present fairly the unaudited quarterly results of operations set forth herein.

	Predecessor Company
	Three-months ended		July 1- July 29	June 20- Sept 30	Three-months ended December 31
	March 31	June 30
Fiscal 2003
Revenues	$58,907	$58,877	$12,086	$46,182	$55,011
Gross profit	24,512	22,465	2,264	$14,254	11,805
Income from operations	2,806	147	(10,606)	($7,313)	(16,531)
Net income/(loss)	2,204	448	(6,423)	($7,401)	(68,897)
Net loss per share
Basic	—	—	—	—	($10.51)
Diluted	—	—	—	—	($10.51)

	Predecessor Company
	For three-months ended
	March 31	June 30	September 30	December 31
Fiscal 2002
Revenues	$67,640	$62,668	$63,640	$49,543
Gross profit	28,999	23,812	23,584	18,903
Income from operations	8,118	1,750	1,128	6,744
Net income	6,443	1,441	935	5,657
Net income per share:
Basic	—	—	—	—
Diluted	—	—	—	—

Liquidity and Capital Resources

Net cash provided by operating activities in the period from June 20, 2003 (inception date) to December 31, 2003 period was approximately $16.5 million, which reflects net loss of approximately $23.2 million, depreciation and amortization of approximately $11.4 million, a non cash charge to write off in-process technology of $5.0 million, charge on extinguishment of senior term loan of $5.9 million and working capital and other movements generating cash of approximately $3.6 million. Key movements within working capital and other include favorable movements in other accrued liabilities of approximately $7.3 million, inventory of approximately $17.9 million, accounts receivable of approximately $2.5 million and prepaid expenses and other assets of approximately $1.8 million. Other accrued liabilities increased primarily due to increased accrued payroll and accrued costs associated with our initial public offering. Inventory decreased due to the utilization of excess supplies on hand following the abrupt decline in activity that began in 2000.

Net cash provided by operating activities in the January 1, 2003 to July 29, 2003 period was $2.1 million, which reflects a net loss of approximately $3.8 million, depreciation of approximately $4.5 million, inventory provision of approximately $6.6 million, and working capital and other movements utilizing cash of approximately $5.2 million. Key movements within working capital and other include unfavorable movements in payables to related parties of approximately $4.4 million, prepaid expenses and other assets of $3.9 million, income tax payable of $2.7 million, offset by a favorable movement in accounts payable of $6.2 million. Payables to related parties decreased as part of the preparation for the sale of the NPTest, Inc. business. Prepaid expenses and other assets increased due to a $2.2 million increase related to a receivable from Schlumberger for tax liabilities due as of July 29, 2003 and to an approximately $1.6 million increase in Europe, primarily related to an increase in VAT receivable in France. Income tax payable decreased due to tax payments in Asia. Accounts payable increased due to normal movements from low year-end levels.

Net cash provided by operating activities in 2002 was approximately $52.8 million, which reflects net income of approximately $14.5 million, depreciation of approximately $9.5 million, inventory provision of approximately $8.8 million, gain on curtailment of pension and employee benefits of approximately $8.7 million, and working capital and other movements generating cash of approximately $28.7 million. Key movements within working capital and other include favorable movements in inventory of approximately $26.6 million, deferred income taxes of approximately $9.4 million, accounts receivable of approximately $4.7 million, pension and post-retirement benefits of approximately $3.5 million offset by unfavorable movements in deferred income of approximately $7.9 million, and payables to related parties of approximately $7.7 million. Inventory decreased due to the utilization of excess supplies on hand following the abrupt decline in activity that began in 2000. Deferred income taxes decreased as a result of the transfer of pension and post retirement liabilities to Schlumberger this period. Accounts receivable decreased as a result of account collection and reduced activity in the fourth quarter of 2002 versus the prior period. The pension and post-retirement benefits increase reflects the normal increase of our obligation in the year. Deferred income decreased as the result of receiving product acceptances relating to product revenue previously deferred. Payables to related parties decreased mainly due to a payment to a related party payroll service provider.

Net inventory decreased approximately $35.0 million from December 31, 2001 to December 31, 2002. The improvement in our inventory position resulted from a focused effort to utilize the high levels of net inventory accumulated as a result of the abrupt market decline that occurred in late 2000 and early 2001. Net inventory decreased approximately $17.5 million from December 31, 2002 to December 31, 2003. The improvement in our inventory position resulted from further utilization of the accumulated inventory on hand.

As described in critical accounting policies, we value our inventory at the lower of cost or estimated market value at each balance sheet date. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory to net realizable value.

Our accounts receivable balance increased from approximately $48.5 million as of December 31, 2002 to approximately $53.2 million as of December 31, 2003. This increase was attributable primarily to an increase in the amount of our net revenue during the quarter ended December 31, 2003 compared to the quarter ended December 31, 2002.

Cash used in investing activities was approximately $214.8 million in 2003 as a result of the acquisition of NPTest, Inc. of $209.2 million and capital expenditures of $5.6 million. Cash used in investing activities was approximately $5.3 million in 2002.

Cash provided by financing activities was approximately $285.7 million in 2003. Of this amount, $223.0 million was raised in support of the acquisition of NPTest, Inc. and $61.9 million was raised from the initial public offering. Cash used in financing activities was approximately $40.8 million in 2002. Cash flows from financing activities in each period prior to 2003 were primarily comprised of net investments from or distributions to Schlumberger.

We expect that our capital expenditures for 2004 will be approximately $5.0 million. These anticipated expenditures primarily relate to the purchase of capital equipment for the general support of our business. As we currently have no debt outstanding, our other commitments are primarily comprised of our lease obligations, which aggregate approximately $27 million through 2009 and thereafter. See Note 11, of our Consolidated Financial Statements for further discussion. We are also subject to certain purchase commitments through 2005. Future payments due under these obligations at December 31, 2003 are as follows (in thousands):

	Payment due in:
	2004	2005	2006	2007	2008	Thereafter
Contractual Obligations
Operating lease obligations	4,330	4,923	4,746	3,892	3,888	4,853
Purchase obligations	5,200	7,000

TOTAL	9,530	11,923	4,746	3,892	3,888	4,853

In the past, Schlumberger funded our capital needs. However, following our acquisition from Schlumberger, it no longer provided funds to finance our working capital or other cash requirements. Our future capital requirements will depend on many factors, including our rate of revenue growth, the price received for our products and services, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, the cost to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products. We currently expect that our existing cash and cash equivalents provided by our initial public offering together with our anticipated future cash flow from operations will be sufficient to satisfy our anticipated cash needs for at least the next 12 months. To the extent that our existing cash and cash equivalents, together with any cash flows from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We will likely not be able to obtain financing with interest rates as favorable as those in the past. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could seriously harm our business.

As noted previously, on February 23, 2004, we announced that we have entered into a definitive agreement pursuant to which Credence Systems Corporation will acquire us. If consummated, this transaction would impact the matters described above significantly.

We have agreed to pay Credence a fee of $20 million if our board of directors determines, in the exercise of its fiduciary duties and subject to the terms and conditions of the merger agreement, to change its recommendation of the merger after receipt of a superior proposal from a third party before the consummation of the transaction (or if our stockholders fail to approve the merger after a such a proposal is publicly announced and that transaction is thereafter consummated within six months of the termination of the merger agreement).

As described more fully under “Transactions with Schlumberger—Stock Purchase and Sale Agreement,” as part of the consideration for the acquisition of the NPTest business from Schlumberger, we may be required to make additional payments to Schlumberger. We could be required to make a substantial payment when we have not actually received any additional funds. In the event we cannot satisfy these obligations in cash or elect not to do so, we may settle them by issuing shares of our common stock to Schlumberger resulting in dilution to our stockholders.

Although we are not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these arrangements in the future, which could also require us to seek additional equity or debt financing. Additional funds may not be available on terms favorable to us or at all.

Off-Balance Sheet Arrangements

Stock Purchase and Sale Agreement

In July 2003, NPTest Holding, LLC, a company controlled by Francisco Partners and Shah Management, purchased NPTest, Inc. from Schlumberger for approximately $220 million. In connection with the acquisition, we agreed that Schlumberger would have a right to participate, to a limited extent, in a portion of future increases in the value of the business.

In particular, under the agreement, we will be required to make payments to Schlumberger under the following scenarios:

•	if NPTest Holding, LLC at any time in the future distributes to its members our stock, or other consideration in respect of our stock, with a cumulative aggregate value in excess of $330 million. Upon the first such distribution, we would make a payment equal to 15% of the excess of the aggregate value of the distribution by NPTest Holding, LLC to its members over $330 million which would be in the same form (i.e. cash or stock) as the distribution. Upon each and every subsequent distribution at any point in the future, we would make a payment equal to 15% of that subsequent distribution; or

•	on the earlier of (i) the first anniversary of the completion of initial public offering or (ii) the date after the initial public offering that NPTest Holding, LLC has received at least $330 million in cash proceeds and/or distributions related to our stock. Upon this date, Schlumberger will have the option, at its election (a “Value Increase Election”), to receive from us a one-time payment, in lieu of any other payments, equal to 15% of the excess over $330 million of the sum of the then current value of NPTest Holding, LLC’s remaining holdings of our stock plus any proceeds related to our stock previously received by NPTest Holding, LLC; or

•	on the earlier of (i) the first anniversary of the closing of a merger, acquisition or sale of all or substantially all of our assets in which either (a) NPTest Holding, LLC receives (together with all cash proceeds related to our stock previously received by NPTest Holding, LLC) at least $330 million in cash proceeds and/or distributions related to our stock or (b) NPTest Holding, LLC receives proceeds consisting only of cash and freely tradeable securities, or (ii) the date after such a merger, acquisition or sale that NPTest Holding, LLC has received at least $330 million in cash proceeds related to our stock. Upon this date, Schlumberger will have the option, at its election (an “Acquisition Election”), to receive from us a one-time payment, in lieu of any other payments, equal to 15% of the excess over $330 million of the sum of the then current value of NPTest Holding, LLC’s remaining holdings of our stock plus any proceeds related to our stock previously received by NPTest Holding, LLC plus the consideration received by NPTest Holding, LLC from the acquisition.

If Schlumberger makes a Value Increase Election or an Acquisition Election, we may choose to make the payment in any combination of cash or stock. If we make the payment in stock, we have agreed to use our reasonable efforts to give Schlumberger customary registration rights.

Factors Affecting Results, Including Risks and Uncertainties

Risks Related to our Proposed Merger with Credence Systems Corporation

Our proposed transaction with Credence Systems Corporation may otherwise not be consummated and may adversely affect our business.

We recently announced that we have entered into an agreement and plan of reorganization with Credence Systems Corporation. This announcement, and the uncertainty surrounding the proposed merger, may have a negative effect on our ability to sell our products and retain our key employees. The transaction is subject to various closing conditions, including, among other conditions, approval by Credence stockholders and our stockholders and expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act. If the merger agreement is terminated under certain specified circumstances, we may be required to pay termination fees of up to $20.0 million.

Risks Related to Our Business

Our operating results could be harmed by the highly cyclical nature of the semiconductor industry and general economic slowdowns.

Our business and operating results depend in significant part upon capital expenditures of manufacturers of semiconductors, which in turn depend upon the current and anticipated market demand for these products. Historically, the semiconductor industry has been highly cyclical with recurring periods of over-supply, which often have had a severe negative effect on demand for test equipment, including systems manufactured and marketed by us. During these periods, we experienced significant reductions in customer orders. In the most recent downward cycle, our net product revenue decreased from approximately $216.4 million in 2000 to approximately $149.5 million in 2001. It then increased to approximately $180.0 million in 2002 and decreased to approximately $163.1 million in 2003. During industry downturns when our products are used less frequently, our services may also be adversely affected. The current industry slowdown has had, and future slowdowns may have, a material adverse effect on our operating results. The downturn in the semiconductor industry has affected the test equipment market more significantly than the overall capital equipment sector. The impact of this slowdown is magnified due to the high proportion of fixed costs in our industry, including significant research and development, manufacturing and sales costs. The uncertainty regarding the growth rate of economies throughout the world has caused companies to reduce capital investment and may cause further reduction of such investments. These reductions have been particularly severe in the semiconductor equipment industry. If the worldwide economies rebound in the near future, we do not know if our business will experience similar effects. If the worldwide economies do not rebound in the near future, we expect that the growth we have recently experienced may not be sustainable and that our business may be harmed.

Our quarterly operating results fluctuate significantly from period to period and this may cause our stock price to decline.

In the past we have experienced, and in the future we expect to continue to experience, fluctuations in revenue and operating results from quarter to quarter for a variety of reasons, including:

•	demand for and market acceptance of our products as a result of the cyclical nature of the semiconductor equipment industry or otherwise, often resulting in reduced equipment sales during industry downturns and increased equipment sales during periods of industry recovery;

•	changes in the timing and terms of product orders by our customers as a result of our customer concentration or otherwise, as the loss of a significant customer or reduced orders by that customer would likely adversely affect revenues in one or more quarters;

•	changes in the mix of products that we offer, as well as the relative mix of our product and service offerings, thereby affecting our margins in a particular quarter;

•	timeliness of our new product introductions and market acceptance of our new products, including our new Sapphire NP tester;

•	delays or problems in the planned introduction of new products, including new versions of our Sapphire NP tester, which could result in the loss of anticipated revenue for a particular quarter and limited ability to contemporaneously reduce our costs;

•	competitive pressures resulting in lower selling prices arising from the current economic downturn in our industry or otherwise;

•	adverse changes in the semiconductor and electronics industries, on which we are particularly dependent, which would likely reduce overall demand for semiconductor equipment, including our products;

•	our competitors’ announcements of new products, services or technological innovations, which can, among other things, render our products less competitive due to the rapid technological change in our industry;

•	our inability to quickly reduce our costs in response to decreased demand for our products and services as many of our costs are fixed in nature;

•	disruptions in our manufacturing or in the supply of components to us causing us to delay shipment of products; and

•	write-offs of excess or obsolete inventory.

Each of the risks indicated in the foregoing list applies to us without regard to geographic or other boundaries as a result of the global nature of the semiconductor industry. As a result of these risks, we believe that quarter-to-quarter comparisons of our revenue and operating results may not be meaningful, and that these comparisons may not be an accurate indicator of our future performance. Also, sales of a relatively limited number of our systems account for a substantial portion of our net revenue in any particular quarter. Thus, changes in the timing or terms of a small number of transactions could disproportionately affect our operating results in any particular quarter. Moreover, our operating results in one or more future quarters may fail to meet the expectations of securities analysts or investors. If this occurs, we would expect to experience an immediate and significant decline in the trading price of our stock.

Variations in the amount of time it takes for us to sell our systems may cause fluctuations in our operating results.

Variations in the length of our sales cycles could cause our net sales, and therefore our business, financial condition, operating results and cash flows, to fluctuate widely from period to period. These variations often are based upon factors partially or completely outside our control. The factors that affect the length of time it takes for us to complete a sale depend upon many elements including:

•	the complexity of the customer’s fabrication processes;

•	the willingness of customers to adopt new product platforms or products;

•	the availability of components from our suppliers;

•	the internal technical capabilities and sophistication of the customer;

•	our actual or perceived ability to scale our manufacturing processes to meet the customer’s requirements; and

•	the capital expenditures of our customers.

As a result of these and a number of other factors influencing our sales cycles with particular customers, the period between our initial contact with a potential customer and the time when we recognize revenue from that customer, if ever, varies widely. Our product sales cycle typically can range from six to 24 months. Sometimes our sales cycle can be much longer, particularly when the sales cycle involves developing new applications for our systems and technology or the introduction of new products. During these cycles, we commit substantial resources to our sales efforts before receiving any revenue, and we may never receive any revenue from a customer despite these sales efforts.

We rely on a small number of customers for a significant portion of our revenues, and the termination of any of these relationships would adversely affect our business.

Intel Corporation accounted for 37% in 2001, 52% in 2002, and 41% in the combined twelve months ended December 31, 2003 of our net revenue, and STMicroelectronics accounted for 18% in 2001, 10% in 2002, and 11% in the combined twelve months ended December 31, 2003 of our net revenue. The combined twelve months ended December 31, 2003 information represents the sum of the financial data for the January 1, 2003 to July 29, 2003 period for NPTest, Inc. and the financial data for the period from inception to December 31, 2003 for NPTest Holding Corporation. Our customers are generally not obligated by long-term contracts to purchase our systems and frequently evaluate competitive products prior to placing new orders. Furthermore, one of our competitors is working with our largest customer in the development and promotion of their open architecture initiative. If that initiative is successful, it could lead to that competitor gaining a larger percentage of that customer’s business for test equipment. The semiconductor industry is highly concentrated, and a small number of integrated circuit device manufacturers and assembly and test subcontractors account for a substantial portion of the purchases of integrated circuit test equipment generally, including our diagnostic and test equipment. Consequently, our business and operating results would be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers, particularly if we were not able to replace that lost revenue with additional orders from new or existing customers.

If we do not develop and maintain new customer relationships, our ability to generate revenue growth will be adversely affected.

Our ability to increase our sales will depend in part upon our ability to obtain orders from new customers. Obtaining orders from new customers is difficult because integrated circuit device manufacturers typically select one vendor’s systems for testing an entire generation of integrated circuits and make substantial investments to develop related test program software and interfaces. Once a manufacturer has selected a test system vendor for a generation of integrated circuits, that manufacturer is more likely to continue to purchase test systems from that vendor for that generation of integrated circuits, as well as subsequent generations of integrated circuits. If we are unable to obtain new customers that adopt and implement our products and technology, our business will be harmed.

New customer acquisition can be a costly process. The development of new customer relationships can require substantial investment in research, development and manufacturing without any assurance from prospective customers that they will place significant orders. In addition, the length of time required to complete a sale varies widely, with some sales taking up to two years.

If we do not continue to introduce new products and services that reflect advances in integrated circuit technology in a timely manner, our products and services will become obsolete, we will not achieve broad market penetration and our operating results will suffer.

The integrated circuit design and manufacturing industry into which we sell our products is characterized by rapid technological changes, frequent new product and service introductions and evolving industry standards. The success of our new product and service offerings will depend on several factors, including our ability to:

•	properly identify customer needs and anticipate technological advances and industry trends;

•	innovate, develop and commercialize new technologies and applications in a timely manner;

•	introduce and promote market acceptance of new products, such as our new Sapphire NP tester;

•	adjust to changing market conditions;

•	manufacture and deliver our products in sufficient volumes on time;

•	price our products competitively and maintain effective marketing strategies; and

•	differentiate our offerings from our competitors’ offerings.

Many of our products are used by our customers to develop, test and manufacture their new products. We therefore must anticipate industry trends and develop products in advance of the commercialization of our customers’ products. Development of new products generally requires a substantial investment before we can determine the commercial viability of these innovations. The future success of our new technologies, products and services depends on broad acceptance among our customers. In addition, new methods of testing integrated circuits such as self-testing integrated circuits may be developed which render our products uncompetitive or obsolete. If we fail to adequately predict our customers’ needs and technological advances, we may invest heavily in research and development of products and services that do not lead to significant revenue, or we may fail to invest in technology necessary to meet changing customer demands. Without the timely introduction of new products, services and enhancements that reflect these changes, our products and services will likely become technologically obsolete and our revenue and operating results would suffer.

If we are not able to successfully market and sell our new Sapphire NP platform, our revenue and financial condition will be adversely affected.

Our success will depend in large part upon broad adoption of our new Sapphire NP platform. We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of the Sapphire NP products. The sale of new products, such as the Sapphire NP tester, is subject to acceptance criteria, which could delay the recognition of revenue. Typically, these acceptance criteria will consist of testing to ensure the tester conforms to published specifications and will not include any customer-specific acceptance criteria. Only a small number of products in the integrated circuit test equipment market have achieved broad market acceptance. Accordingly, we cannot be sure that the Sapphire NP platform will achieve market acceptance or generate substantial revenue. Furthermore, existing and prospective customers may not order any of our current products as they assess the Sapphire NP platform and the degree to which it is accepted in the market. The success of Sapphire NP depends upon a number of factors, including:

•	willingness of our customers to invest in a new testing platform;

•	our ability to timely and efficiently manufacture the product;

•	the product’s performance and reliability at customer locations;

•	our ability to effectively install and support the product;

•	our ability to continually offer enhancements to the platform; and

•	our ability to effectively market and sell the platform worldwide.

Delays in introducing Sapphire NP or in our ability to obtain customer acceptance would delay the recognition of revenue by us. If the Sapphire NP platform has actual or perceived reliability, quality or other problems, we may suffer reduced orders, higher manufacturing costs, delays in collecting accounts receivable and higher service, support and warranty expenses, and/or inventory write-offs, among other effects. In addition, Sapphire NP runs on software that we developed internally, as well as Microsoft Windows-based operating software. If viruses or other problems develop in this software the operation of our Sapphire NP tester could be adversely affected. We believe that the acceptance, volume production, timely delivery and customer satisfaction of our Sapphire NP platform is of critical importance to our future financial results. As a result, our inability to correct any technical, reliability, parts shortages or other difficulties or to manufacture and ship the Sapphire NP testers on a timely basis to meet customer requirements could damage our relationships with current and prospective customers and would materially adversely affect our business, financial condition and results of operations.

If we discover problems in the design or development of our new Sapphire NP platform, our business would be harmed.

Our new Sapphire NP platform is continuing to undergo further development, modification and enhancement. Successful development of Sapphire NP is dependent on a number of factors, including:

•	further development and improvement of the product design;

•	timely and efficient achievement of product hardware and software engineering milestones; and

•	successful achievement of functionality and reliability standards.

We began to ship our Sapphire NP tester in the fourth quarter of 2003. As this is a new product, these shipments are likely to continue to be subject to acceptance criteria that could delay the recognition of revenue from these sales. Typically, these acceptance criteria will consist of testing to ensure the tester conforms to published specifications and will not include any customer-specific acceptance criteria. At introduction, Sapphire NP has been made available in less complex configurations targeted at markets that require cost effective test solutions. Our future operating results will depend in large part upon our ability to successfully introduce and commercialize a range of Sapphire NP products, many of which are not yet available and are under development. We experienced delays from time to time in the development of the Sapphire NP platform. More complex configurations of the Sapphire NP, which we plan to introduce in the future, will require additional software and hardware development and the development of new integrated circuits. Unanticipated difficulties or delays in further design and development of the Sapphire NP platform could lead to increased production costs and could adversely impact our ability to take customer orders, ship products and fulfill contractual obligations in a timely manner. As a result, our relationship with our customers could be harmed and our business, financial condition and results of operations could be materially adversely affected.

Existing customers may be unwilling to bear expenses associated with transitioning to a new product.

The expense to our customers of transitioning to a new product can be significant. Certain customers may be unwilling, or unable, to bear the increased costs of migrating to a new testing platform, particularly during the current industry downturn. This may make it difficult to market and sell new products, such as the Sapphire NP tester, to customers, including our existing customers, at least in the short-term. In addition, as we introduce new products, such as Sapphire NP testers, we cannot predict with certainty if and when our customers will transition to those products.

If we fail to plan the production of products accurately, we could incur inventory losses.

Given the nature of the markets in which we participate, we cannot reliably predict future revenue or profitability. Accordingly, we must order components and build some inventory in advance of the receipt of actual purchase orders. Furthermore, purchase orders may be cancelled or postponed, generally without penalty to the customer. If we do not obtain orders as we anticipate, we could have excess inventory for a specific product that we would not be able to sell to any other customer, likely resulting in inventory write-offs, which could have a material adverse effect on our business, financial condition and results of operations.

Failure in our ability to effectively design custom integrated circuits or to develop the software and hardware used for our products would harm our business.

We customize integrated circuits and develop software and hardware as part of the production of many of our products. Design defects in the custom integrated circuits or in the software used for our products could cause delays in the manufacturing and shipment of our products. Such delays may adversely affect customer relationships, as well as our business, financial condition and results of operations.

Products that do not meet customer specifications or contain defects that harm our customers could damage our reputation and cause us to lose customers and revenue.

The complexity and ongoing development of our products could lead to design or manufacturing problems. Our test equipment may fail to meet our customers’ technical requirements and may harm our customers’ business. If any of our products fail to meet specifications or have reliability or quality problems, our reputation could be damaged significantly and customers might be reluctant to buy our products, which could result in a decline in revenues, an increase in product returns and the loss of existing customers or the failure to attract new customers.

We may not be able to fund our future capital requirements from our operations, and financing from other sources may not be available on favorable terms or at all.

We made capital expenditures of $4.0 million in 2001, $5.3 million in 2002, and $5.6 million in the combined twelve months ended December 31, 2003. The combined twelve months ended December 31, 2003 information represents the sum of the financial data for the January 1, 2003 to July 29, 2003 period for NPTest, Inc. and the financial data for the period from inception to December 31, 2003 for NPTest Holding Corporation. During the periods in which Schlumberger owned us, it provided funds to finance our working capital or other cash requirements. However, since our acquisition by Francisco Partners, Schlumberger no longer provides these funds. Our future capital requirements will depend on many factors, including the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, the cost to ensure access to adequate manufacturing capacity, and the market acceptance of our products. To the extent that existing cash and cash equivalents, together with any cash from operations, are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Future equity financings could be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. We will likely not be able to obtain financing with interest rates as favorable as those that we have enjoyed in the past. If we cannot raise funds on acceptable terms, if and when needed, we may not be able to develop or enhance our products and services, take advantage of future opportunities, grow our business or respond to competitive pressures or unanticipated requirements, which could materially adversely affect our business, financial condition and results of operations.

We face substantial competition, which, among other things, may lead to price pressure and adversely affect our sales.

We face substantial competition throughout the world in each of our product areas. Our competitors include Advantest, Agilent Technologies, Credence Systems, FEI Company, Hamamatsu, LTX Corporation and Teradyne. As noted previously, on February 23, 2004, we announced that we have entered into a definitive agreement pursuant to which Credence Systems Corporation, a leading provider of design-to-test solutions for the worldwide semiconductor industry, will acquire us.

Some of our competitors have substantially greater financial resources and more extensive engineering, manufacturing, marketing and customer support capabilities than we do. We expect our competitors to continue to improve the performance of their current products and to introduce new products, new technologies or services that could adversely affect sales of our current and future products and services. We may not be able to compete effectively with these competitors.

Our competitors may also elect to reduce the price of their products leading to a reduction in average selling prices throughout our industry. The overall demand for test equipment is not likely to increase as prices are reduced. Accordingly, price reductions may limit our opportunities for growth as the overall size of the test equipment market may be reduced and could result in reduced sales.

Economic, political and other risks associated with international sales and operations, particularly in Asia, could adversely affect our sales.

Since we sell our products and services worldwide, our business is subject to risks associated with doing business internationally. Our revenue originating outside the United States, including export sales from our United States manufacturing facilities to foreign customers and sales by our foreign subsidiaries and branches, as a percentage of our total net revenue, was 60.7% in 2001, 47.6% in 2002, and 50.1% in the combined twelve months ended December 31, 2003. The combined twelve months ended December 31, 2003 information represents the sum of the financial data for the January 1, 2003 to July 29, 2003 period for NPTest, Inc. and the financial data for the period from inception to December 31, 2003 for NPTest Holding Corporation. In particular, the economies of Asia have been highly volatile and recessionary in the past, resulting in significant fluctuations in local currencies and other instabilities. Many countries in Asia have recently been affected by the occurrence of severe acute respiratory syndrome, or SARS. These instabilities continue and may occur again in the future. Our exposure to the business risks presented by the economies of Asia will increase to the extent that we continue to expand our operations in that region. An outbreak of SARS could result in delay in customer acceptance of our products or prevent us from installing or servicing our products sold in the affected region. International turmoil, exacerbated by the war in Iraq, and the escalating tensions in North Korea have contributed to an uncertain political and economic climate, both in the United States and globally, which may affect our ability to generate revenue on a predictable basis. In addition, terrorist attacks and the threat of future terrorist attacks both domestically and internationally have negatively impacted an already weakened worldwide economy. As we sell products both in the United States and internationally, the threat of future terrorist attacks may adversely affect our business. These conditions make it difficult for us and for our customers to accurately forecast and plan future business activities and could have a material adverse effect on our business, financial condition and results of operations.

We are subject to risks associated with currency fluctuations.

We sell our products and services and incur a variety of costs outside of the United States. Therefore we are exposed to foreign currency exchange movements, particularly in the Euro, the Japanese Yen and, to a lesser extent, the British Pound. With respect to revenue, our primary exposure exists during the period between execution of a purchase order denominated in a foreign currency and collection of the related receivable. During this period, changes in the exchange rates of the foreign currency to the U.S. Dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. While a significant portion of our purchase orders to date have been denominated in U.S. Dollars, competitive conditions may require us to enter into an increasing number of purchase orders denominated in foreign currencies. We incur a variety of costs in foreign currencies, including some of our labor and manufacturing costs, components and sales costs. While we have not entered into foreign currency hedging arrangements in the past, we may do so in the future. We cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging losses.

The technology labor market is very competitive, and our business will suffer if we are not able to hire and retain key personnel.

Our future success depends in part on the continued service of our key executive officers, as well as our research, engineering, sales, marketing, manufacturing and administrative personnel, most of whom are not subject to employment or non-competition agreements. In addition, competition for qualified personnel in the technology area is intense, and we operate in several geographic locations where labor markets are particularly competitive, including the Silicon Valley region of Northern California where our headquarters and central research and development laboratories are located. Our business is particularly dependent on expertise, which only a very limited number of engineers possess. The loss of any of our key employees, or a broader loss of any of our employees who are highly skilled in our specialized sector of integrated circuit technology, would materially adversely affect our business, financial condition and results of operations.

Our dependence on subcontractors and sole source suppliers may prevent us from delivering an acceptable product on a timely basis.

We rely on subcontractors to manufacture certain subassemblies for our products, and we rely on both single source and sole source suppliers, some of whom are relatively small in size, for many of the components we use in our products. As custom integrated circuits are found in virtually every product that we sell, virtually all of our products contain some components from sole source suppliers. Our reliance on subcontractors gives us less control over the manufacturing process and exposes us to significant risks, especially inadequate capacity, late delivery, substandard quality and high costs. Additionally, our subcontractors and suppliers are generally under no obligation to provide us with material for as long as our requirements may exist. As a result, the loss or failure to perform by any of these providers could adversely affect our business and operating results.

In addition, the manufacturing of certain components and subassemblies is an extremely complex process. Therefore, if a supplier became unable to provide the volume of parts required on a timely basis, or at an acceptable price, we would have to identify and qualify acceptable replacements from alternative sources of supply, or manufacture such components internally. The process of qualifying new subcontractors and new suppliers, or initiating manufacturing internally for these complex components is a lengthy process and could also materially adversely affect our business, financial condition and results of operations.

Third parties may claim we are infringing their intellectual property, and we could suffer significant litigation or licensing expenses or be prevented from selling our products or services.

Third parties may claim that we are infringing their intellectual property rights and we may be unaware of intellectual property rights of others that may cover some of our technology, products and services. Any litigation regarding patents or other intellectual property could be costly and time-consuming, and divert our management and key personnel from our business operations. The complexity of the technology involved and the uncertainty of intellectual property litigation increase these risks. Claims of intellectual property infringement might also require us to enter into costly royalty or license agreements. However, we may not be able to obtain royalty or license agreements on terms acceptable to us, or at all. We also may be subject to significant damages or injunctions against development and sale of certain of our products and services.

We often rely on licenses of intellectual property useful for our business. These licenses may not be available in the future on favorable terms, or at all. In addition, our position with respect to the negotiation of licenses may change as a result of our acquisition from Schlumberger or as a result of Credence’s proposed acquisition of us. The loss of any of these licenses could harm our business, financial condition and results of operations.

Third parties may infringe our intellectual property, and we may expend significant resources enforcing our rights or suffer competitive injury.

Our success depends in large part on our proprietary technology. We rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality provisions and licensing arrangements to establish and protect our proprietary rights. If we fail to successfully enforce our intellectual property rights, our competitive position could suffer, which could harm our operating results.

Our pending patent and trademark registration applications may not be allowed or competitors may challenge the validity or scope of these patent applications or trademark registrations. In addition, our patents may not provide us with a significant competitive advantage.

We may be required to spend significant resources to monitor and protect our intellectual property rights. We may not be able to detect infringement and may lose competitive position in the market before we do so. In addition, competitors may design around our technology or develop competing technologies. Intellectual property rights may also be unavailable or limited in some foreign countries, which could make it easier for competitors to capture market share in those countries.

In the event that environmental contamination was to occur as a result of our ongoing operations, we could be subject to substantial liabilities in the future.

Our manufacturing processes involve the use of substances regulated under various international, federal, state and local laws governing the environment. The failure or inability to comply with existing or future laws could result in significant remediation liabilities, the imposition of fines or the suspension or termination of production. Schlumberger has agreed to indemnify us for up to three years from the acquisition date for environmental liabilities resulting from operations conducted prior to our acquisition of the NPTest business. However, we are responsible for any liabilities resulting from our operation of the business after the acquisition and also for future costs of compliance with these laws. In addition, we may not be aware of all conditions that could subject us to liability.

If our facilities were to experience catastrophic loss due to natural disasters, our operations would be seriously harmed.

Several of our facilities could be subject to a catastrophic loss caused by natural disasters, including fires and earthquakes. We have significant facilities in areas with above average seismic activity, such as our production facilities and headquarters in California. If any of these facilities were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, reduce revenue and result in large expenses to repair or replace the facility. We do not carry catastrophic insurance policies, which cover potential losses caused by earthquakes.

We may incur a variety of costs to engage in future acquisitions of companies, products or technologies, and the anticipated benefits of those acquisitions may never be realized.

We may make acquisitions of, or significant investments in, complementary companies, products or technologies, although no acquisition or investments are currently pending. Any future acquisitions would be accompanied by risks such as:

•	difficulties in assimilating the operations and personnel of acquired companies;

•	diversion of our management’s attention from ongoing business concerns;

•	our potential inability to maximize our financial and strategic position through the successful incorporation of acquired technology and rights into our products and services;

•	additional expense associated with amortization of acquired assets;

•	maintenance of uniform standards, controls, procedures and policies;

•	impairment of existing relationships with employees, suppliers and customers as a result of the integration of new management personnel;

•	dilution to our stockholders in the event we issue stock as consideration to finance an acquisition; and

•	increased leverage if we incur debt to finance an acquisition.

We cannot guarantee that we will be able to successfully integrate any business, products, technologies or personnel that we might acquire in the future, and our failure to do so could harm our business.

Risks Related to Our Ownership by Francisco Partners and our Previous Ownership by Schlumberger

Our historical financial information may not be representative of our results as a separate company.

Our financial statements for periods prior to July 29, 2003 have been derived in part from the combined financial statements of Schlumberger. Accordingly, the historical financial information does not necessarily reflect what our financial position, operating results and cash flows would have been had we been a separate, stand-alone entity during the periods presented. Schlumberger did not account for us, and we were not operated, as a separate, stand-alone entity during the periods in which we were owned by Schlumberger.

During the periods in which we were owned by Schlumberger, certain amounts of Schlumberger’s corporate expenses, including legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs, although not directly attributable to our operations, were allocated to us until the third quarter of 2002 on a basis that Schlumberger and we considered to be a reasonable reflection of the utilization of services provided or the benefit received by us. However, the financial information included in this Form 10-K may not reflect our combined financial position, operating results, changes in equity and cash flows in the future or what they would have been had we been a separate, stand-alone entity during the periods in which we were owned by Schlumberger.

Our overall tax rate will increase as a result of our acquisition from Schlumberger.

When we were owned by Schlumberger, our tax rate was based on our earnings before taxes in the various tax jurisdictions in which we operate throughout the world. Part of the income that was previously recognized from Schlumberger’s foreign operations and that was not subject to U.S. taxation due to Schlumberger’s foreign incorporation became subject to U.S. taxation following our acquisition from Schlumberger due to our incorporation in Delaware. As a result, we expect that our overall tax rate will increase. For example, excluding for each period adjustments for purchase accounting and divestiture bonuses, we would have had a tax benefit for the January 1, 2003 to July 29, 2003 period, when we were part of Schlumberger, and an effective tax rate of 31% for the period from our inception to December 31, 2003. This may not be indicative of our overall tax rate for future periods.

We must create our own systems to operate as a stand-alone company and continue to enhance our financial reporting capabilities.

During the period in which Schlumberger owned us we used Schlumberger’s systems and processes to support our operations, including managing inventory, financial reporting, order processing and accounting. Many of these systems are critical to our business and very complex. We have created, and are continuing to upgrade, our systems and processes to perform these functions, which we need in order to operate as a stand-alone public company. In addition, we will need to continue to enhance our financial reporting capabilities and systems, as we become a public company. We have very recently hired a chief financial officer to help us satisfy our new responsibilities, but he is new to our company. To the extent that we are not successful in creating our own systems or in enhancing our financial reporting capabilities, our business, financial condition and results of operations may suffer.

NPTest Holding, LLC, will control us as long as it owns a significant percentage of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during such time.

Francisco Partners beneficially owns approximately 63% of our outstanding common stock. Because we are a controlled company in accordance with the rules of the NASDAQ National Market, we are not required to comply with regulations that would otherwise require a majority of our board to be comprised of independent directors under rule 4350(c)(5) of the NASDAQ National Market. As long as NPTest Holding, LLC owns at least 25% of our outstanding common stock, it will continue to be able to nominate a majority of our board of directors in accordance with the terms of our stockholders’ agreement with NPTest Holding, LLC. To our knowledge, NPTest Holding, LLC has no immediate plans to nominate additional directors to our board. As a result, NPTest Holding, LLC will control all matters affecting us, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets; and

•	our financing.

In addition, to the extent that NPTest Holding, LLC continues to beneficially own a significant portion of our outstanding common stock, although less than a majority, it will continue to have a significant influence over all matters submitted to our stockholders and to exercise significant control over our business policies and affairs. In particular, for so long as NPTest Holding, LLC holds at least 25% of our common stock the board of directors is prohibited from taking many significant corporate actions without the consent of NPTest Holding, LLC, including mergers, acquisitions or sales of assets outside of the ordinary course of business, the issuance of securities and the incurrence or refinancing of indebtedness in excess of $10 million. Such power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. NPTest Holding, LLC also is not prohibited from selling a controlling interest in us to a third party or a participant in our industry. For additional information regarding our relationship with NPTest Holding, LLC, you should read the section of this prospectus entitled “Certain Relationships and Related Transactions.”

NPTest Holding, LLC and its designees on our board of directors may have interests that conflict with our interests.

NPTest Holding, LLC and its designees on our board of directors may have interests that conflict with, or are different from, our own. Francisco Partners, which is the beneficial holder of 60.8% of our stock through its membership interest in NPTest Holding, LLC, has invested in or acquired other businesses that are involved in the semiconductor industry. Conflicts of interest between NPTest Holding, LLC and us may arise, and such conflicts of interest may not be resolved in a manner favorable to us, including potential competitive business activities, corporate opportunities, indemnity arrangements, registration rights, sales or distributions by NPTest Holding, LLC of our common stock and the exercise by NPTest Holding, LLC of its ability to control our management and affairs. Our certificate of incorporation does not contain any provisions designed to facilitate resolution of actual or potential conflicts of interest, or to ensure that potential business opportunities that may become available to NPTest Holding, LLC and us will be reserved for or made available to us. Pertinent provisions of law will govern any such matters if they arise. In addition, NPTest Holding, LLC and its director designees could delay or prevent an acquisition or merger even if the transaction would benefit other stockholders. In addition, NPTest Holding, LLC’s significant concentration of share ownership may adversely affect the trading price for our common stock because investors often perceive disadvantages in owning stock in companies with controlling stockholders. Please see “Principal and Selling Stockholders” for a more detailed description of our share ownership.

As part of our acquisition from Schlumberger, we may be required to make additional payments to Schlumberger under certain circumstances.

As part of the consideration for the acquisition of the NPTest business from Schlumberger, we may be required to make additional payments to Schlumberger. We will be required to make a payment if NPTest Holding, LLC, our parent company, distributes to its members our stock, or other consideration in respect of our stock, with an aggregate value in excess of $330 million. The payment would be an amount equal to 15% of the excess of the aggregate value of the distribution by NPTest Holding, LLC to its members over $330 million. Once the first payment to Schlumberger occurs, future distributions from NPTest Holding, LLC will only require payment of an amount equal to 15% of that future distribution. Alternatively, upon the first anniversary of the completion of our initial public offering or upon the first anniversary of an acquisition of our business, and in certain other circumstances, Schlumberger has the option to receive from us an amount equal to 15% of any excess over $330 million of the sum of the value of NPTest Holding, LLC’s then current holdings of our stock plus any proceeds previously received by NPTest Holding, LLC from our stock, including proceeds resulting from the transaction which triggered the payment obligation. We may generally settle this obligation in cash or shares of our common stock.

Risks Related to the Securities Markets and Ownership of Our Common Stock

Future sales of our common stock could depress our stock price.

Sales of substantial amounts of our common stock by Francisco Partners, or the perception that these sales might occur, may depress prevailing market prices of our common stock. Certain of our outstanding shares which are owned by NPTest Holding, LLC are subject to lock-up agreements with our underwriters that prohibit the resale of these shares for 180 days from the date of the closing of our initial public offering. The shares beneficially owned by Francisco Partners and Shah Management have the benefit of an agreement with us that provides for customary demand and piggyback registration rights. We will also be required to provide registration rights for any shares that may be issued to Schlumberger as part of the contingent consideration we may become obligated to pay them. Upon expiration of the 180-day lock-up, in addition to the shares beneficially owned by Francisco Partners and Shah Management that may be sold under a registration statement, shares underlying exercisable options to purchase our common stock will be available for resale without restriction or further registration under the Securities Act. Our underwriters may release all or a portion of the shares subject to lock-up agreements at any time without notice.

Provisions of our charter documents could discourage potential acquisition proposals and could delay, deter or prevent a change in control.

In addition to the provisions of our stockholders’ agreement with NPTest Holding, LLC described above, the provisions of our amended and restated certificate of incorporation and by-laws that became effective on the completion of our initial public offering could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	a requirement that special meetings of stockholders may be called only by our board of directors, the chairman of the board, the president or the secretary;

•	advance notice requirements for stockholder proposals and nominations; and

•	the authority of the board to issue, without stockholder approval, preferred stock with such terms as the board may determine.

Effect of Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The implementation of this statement did not have a material impact on the financial position, results of operations and cash flows of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of the adoption of SFAS 150, the Company classified its mandatory redeemable preferred stock as liability.

Item 7A.	Qualitative and Quantitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

Foreign Exchange Rates

We are exposed to foreign currency exchange movements, primarily in the Euro, and the Japanese Yen, and to a lesser extent, the British Pound, as we enter into various contracts, which change in value as foreign currency exchange rates change. The primary exposure exists during the period between when a contract price is fixed in foreign currency and when the related receivable is collected. To mitigate this risk we only fix contracts in the above referenced foreign currencies, and normally fix prices for long-term contracts using U.S. dollar prices. The length of time between when a short-term contract price is contractually fixed, and when the equipment is delivered, typically ranges between two to four months, unless the equipment can be taken from finished goods inventory. Our standard terms of sale are 80% due 30 days after delivery, and 20% due 30 days after customer site acceptance, which is required within 30 days of delivery. In the future, we may seek to hedge our exposure to foreign currency rate fluctuations with forward contracts. We cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging losses. Our historical financial statements do not reflect any foreign currency arrangements.

Interest Rates

We have virtually no debt, and therefore our exposure to market risk related to interest rates is limited. If and when we do enter into future borrowing arrangements, we will seek to manage the exposure to interest rate changes by using a mix of debt maturities and variable- and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

To the Stockholders and Board of Directors of NPTest Holding Corporation:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under Item 8(A) present fairly, in all material respects, the financial position of NPTest Holding Corporation and its subsidiaries at December 31, 2003, and the results of their operations and their cash flows for the period from June 20, 2003 (date of inception) to December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 91 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP

San Jose, California

March 1, 2004

NPTest Holding Corporation

CONSOLIDATED BALANCE SHEET

(in thousands, except share and per share data)

December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$93,723
Accounts receivable, less allowance for doubtful accounts of $300	53,185
Inventory	90,143
Deferred income taxes	36,652
Prepaid expenses and other current assets	11,620

Total Current Assets	285,323
Property and equipment, net	24,378
Deferred income taxes	123
Goodwill	8,649
Intangible assets	17,243
Other assets	336

Total Assets	$336,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Book overdrafts	$2,405
Accounts payable	15,233
Accrued liabilities	33,001
Income taxes payable	2,505

Total Current Liabilities	53,144
Pension and post retirement benefits	709
Deferred income taxes	6,689

Total Liabilities	60,542
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value, 75,000,000 shares authorized, 39,986,572 outstanding	40
Additional paid-in capital	353,284
Other comprehensive loss	(60)
Accumulated deficit	(77,754)

Total Stockholders’ Equity	275,510

Total Liabilities and Stockholders’ Equity	$336,052

The accompanying notes are an integral part of these financial statements

NPTest Holding Corporation

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except share and per share data)

Period from June 20, 2003 (date of inception) to December 31, 2003
Net revenue
Product	$72,207
Service	28,986

Total net revenue	101,193
Cost of net revenue
Product	57,807
Service	17,327

Total cost of net revenue	75,134
Gross Profit
Product	14,400
Service	11,659

Total gross profit	26,059
Operating expenses
Research and development	18,590
In process research and development	5,000
Selling, general and administrative	26,313

Total operating expenses	49,903

Operating loss	(23,844)
Interest income (expense), net	(6,338)
Dividend and accretion on mandatory redeemable preferred stock	(3,031)
Foreign currency transaction loss, net	(486)

Total non-operating expenses	(9,855)

Loss before income taxes	(33,699)
Income tax benefit	(10,473)

Net loss	(23,226)
Dividend and accretion on convertible mandatory redeemable preferred stock	(54,528)

Net loss attributable to common stockholders	($77,754)

Basic and diluted net loss per common share	($10.51)

Weighted average shares in net loss per share calculation	7,395,308

The accompanying notes are an integral part of these financial statements

NPTEST Holding Corporation

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	Shares	Par Value
Beginning balance	—	$—	$—	$—	$—	$—
Issuance of common stock on June 20, 2003	250	—				—
Issuance of common stock on July 29, 2003	5,624,750	6	38,907			38,913
Beneficial conversion feature related to issuance of convertible mandatory redeemable preferred stock			50,314			50,314
Issuance of common stock through Initial public offering on December 16, 2003	14,600,000	14	162,922			162,936
Conversion of mandatory redeemable preferred stock at initial public offering	2,566,247	3	30,792			30,795
Conversion of convertible mandatory redeemable preferred stock at initial public offering	17,195,325	17	70,349			70,366
Change in unrealized loss on investments				(9)		(9)
Translation adjustment				(51)		(51)
Net loss for period from June 20, 2003 (date of inception) to December 31, 2003					(77,754)	(77,754)

Balance at December 31, 2003	39,986,572	$40	$353,284	($60)	($77,754)	$275,510

The accompanying notes are an integral part of these financial statements

NPTest Holding Corporation

CONSOLIDATED STATEMENT OF CASH FLOWS

(in thousands)

June 20, 2003 to December 31, 2003
Cash flows from operating activities:
Net loss	($23,226)
Adjustments required to reconcile net loss to cash provided from operating activities:
Depreciation and amortization	11,350
Interest charge on extinguishment of senior term loan	5,860
Write-off of in process research and development	5,000
Non-cash dividends and accretion on mandatory redeemable preferred stock	3,031
Deferred income taxes	(12,658)
Provision for excess and obsolete inventory	2,234
Provision for doubtful accounts	300
Changes in assets and liabilities
Accounts Receivable	(2,520)
Inventory	17,924
Prepaid expenses and other assets	(1,797)
Accounts payable	3,638
Other accrued liabilities	7,297
Income taxes payable	71

Net cash provided by operating activities	16,504

Cash flows from investing activities:
Purchases of property and equipment	(3,070)
Acquisition of NPTest, Inc., net of cash acquired	(209,204)

Net cash used in investing activities	(212,274)

Cash flows from financing activities:
Net proceeds from issuance of common stock	201,849
Net proceeds from issuance of mandatory redeemable preferred stock	48,641
Net proceeds from issuance of convertible mandatory redeemable preferred stock	66,152
Net proceeds from issuance of senior term loan	69,425
Cash on redemption of mandatory redeemable preferred stock	(20,750)
Repayment of senior term loan	(75,750)

Net cash provided by financing activities	289,567

Effect of exchange rate changes on cash	(74)

Increase in cash and cash equivalents	93,723
Cash at beginning of the period	—

Cash at end of period	$93,723

Supplemental cash flow disclosures:
Income taxes paid	$2,118

Interest paid	$750

Non-cash items:
Conversion of mandatory redeemable preferred stock into common stock	$51,545
Conversion of convertible mandatory redeemable preferred stock into common stock	$70,366

The accompanying notes are an integral part of these financial statements

NPTest Holding Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

Note 1. The Company

NPTest Holding Corporation (“the Company”) was incorporated in Delaware on June 20, 2003 by Francisco Partners to acquire the net assets of NPTest, Inc. On July 29, 2003, the Company completed the acquisition of NPTest, Inc. See Note 3 for further discussion on the acquisition. Following the acquisition, NPTest, Inc. became a wholly-owned subsidiary of the Company.

The Company designs, develops and manufactures advanced semiconductor test and diagnostic systems and provides related services for the semiconductor industry. Its customers include integrated device manufacturers, fabless design companies, foundries and assembly and test subcontractors worldwide. The Company’s products are designed to enable its customers to debug, characterize and test a wide range of integrated circuits. Its services include debugging, repair, characterization and other product engineering services. Its primary markets are North America, Europe, Asia and Japan.

Rapid technological change, competitive pricing pressures and cyclical market patterns characterize the semiconductor industry. The Company’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. The Company may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Such factors could negatively impact the cash flows from operations and liquidity.

The Company’s future capital requirements will depend on many factors, including its rate of revenue growth, the price received for its products and services, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, the cost of ensuring access to adequate manufacturing capacity, and the continuing market acceptance of its products. The Company believes that cash and cash equivalents will be sufficient to meet its anticipated cash needs for operations and capital investments for the next twelve months. The Company may seek additional equity or debt financing. Additional equity or debt financing may not be available when needed or, if available, may not be available on satisfactory terms.

On December 16, 2003, the Company completed its initial public offering, selling 14,600,000 shares of common stock resulting in net proceeds to the Company of $162,936 (after underwriters’ discount of $12,264). The Company used $75,239 of the proceeds to repay the senior term loan (see Note 7) and $20,750 to redeem 2,566,247 shares of its mandatory redeemable preferred stock (see Note 9). The balance of the mandatory redeemable preferred stock was converted into 4,295,413 shares of common stock using a conversion rate of $12.00 per share of common stock, the initial public offering price. In addition, concurrent with its initial public offering, the Company converted all the outstanding convertible mandatory redeemable preferred stock into 1,729,166 shares of common stock.

Immediately prior to its initial public offering, the Company effected a one-for-four reverse stock split of its outstanding common stock. All shares and per share calculations included in the accompanying consolidated financial statements have been adjusted to reflect this split.

On February 23, 2004, the Company announced that it has entered into a definitive agreement pursuant to which Credence Systems Corporation will acquire the Company. See Note 15.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

All references within these financial statements and footnotes to “the period ended December 31, 2003” relate to the results of operations for the period from the Company’s date of inception, June 20, 2003, to December 31, 2003. The Company had substantially no activity from the date of inception, June 20, 2003, to the date NPTest, Inc. was acquired, July 29, 2003 (see Note 3), at which time NPTest, Inc. was consolidated into the Company’s financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition” and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Generally, acceptance of products with published specifications is received at the factory floor prior to shipment, therefore revenue, less fair value of installation, is recognized upon shipment when legal title passes. In those limited instances where there are customer-specific acceptance conditions, revenue is only recognized upon final customer-site acceptance. The Company’s shipping terms are primarily freight-on-board (“FOB”) shipping point. However, a portion of revenue associated with certain installation-related tasks, based upon fair value of that service, is recognized when the tasks are completed. When several elements are bundled into one contract, revenue is not recognized unless the fair value of the undelivered element(s) is objective and reliable and the delivered element has standalone value to the customer. The total contract revenue is allocated to the individual elements based upon the relative fair value of each element. For multiple element arrangements, management having the relevant authority establishes fair value based upon vendor-specific objective evidence. The fair value of the undelivered element is either the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management. When a price is established by management, it must be probable that the price will not change before the element is actually sold separately. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized on receipt of customer technical acceptance. In any event, no revenue is recognized before legal title passes to the customer. A provision for the estimated cost of warranty is recorded when revenue is recognized. Revenue related to spare parts is generally recognized upon shipment. Services revenue is generally recognized ratably over the period of the related contract. Deferred income includes amounts that have been billed per the contractual terms but have not been recognized as revenue. For product revenue, this typically includes the amount of deferred revenue less all warranty costs.

Book overdraft

Book overdraft represents outstanding checks in excess of cash on hand at the applicable bank, and generally results from timing differences in the transfer of funds between banks. Historically, these checks are covered when presented for payment through the transfer of funds from the Company’s cash accounts held in other banks.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and accounts receivable. Banking institutions with which the Company does business with are considered creditworthy. The Company maintains an allowance for doubtful accounts based upon expected collectibility of customer receivables, and performs ongoing credit evaluations of its customers’ financial condition. For certain customers located primarily in Asia, the Company requires them to obtain letters of credit to help reduce the Company’s credit risk. See Note 13 for further discussion on concentrations in accounts receivable.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Foreign Currency Accounting

The Company’s functional currencies are primarily local currencies (British Pound, Euro and Yen). All assets and liabilities recorded in functional currencies other than U.S. Dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to stockholders’ equity. Revenue and expenses are translated at the weighted-average exchange rates for the period.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and short-term investments. The short-term investments are stated at lower of cost or market value, plus accrued interest, and are comprised primarily of Eurodollar time deposits, certificates of deposit and commercial paper, and Euro notes and Eurobonds, substantially all denominated in U.S. Dollars. The Company considers short-term investments to be cash or cash equivalents, as they do not have original maturities in excess of three months.

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses are not materially different than their carrying amounts as reported at December 31, 2003 because of their short maturities.

Inventories

Inventories are stated at lower of cost (on a first-in, first-out basis) or market. Cost includes material, labor, allocated overhead and contract manufacturing costs. A provision is recorded to reduce excess and obsolete inventory to net realizable value.

Shipping and Handling

Costs related to shipping and handling are included in cost of sales for all periods presented.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements 3–15 years

Machinery and equipment 2–7 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their separate accounts, and any gain or loss on such sale is reflected in operations. Maintenance and repairs are charged to operating expense as incurred. Expenditures that substantially increase an asset’s life are capitalized.

Long-lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of any impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Intangible assets are recorded at cost and amortized over approximately seven years.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual impairment test for goodwill. The standard also requires that goodwill be allocated to a company’s reporting units for purposes of impairment testing. The Company has only one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization and incorporates management assumptions about expected future cash flows. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairments will not occur.

Research and Development

All research and development expenditures are expensed as incurred.

Income Taxes

Taxes on income are computed in accordance with the tax rules and regulations of the taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Comprehensive Loss

Comprehensive loss includes net loss and the change in accumulated other comprehensive loss. The Company’s change in accumulated other comprehensive loss shown in the consolidated statement of stockholders’ equity consists of foreign currency translation adjustments which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. operations and change in unrealized loss on investments.

Period from June 20, 2003 (date of inception) to December 31, 2003
Net loss	($77,754)
Change in unrealized loss on investments	(9)
Translation adjustments	(51)

Comprehensive loss	($77,814)

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” the Company accounts for stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees.”

The Company’s policy is to grant options with an exercise price equal to the fair value of the Company’s stock on the date of the grant. Accordingly, no compensation cost has been recognized in the Company’s Statement of Operations. The Company provides additional pro forma disclosures as required under Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation, Transition and Disclosure.”

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plan. For purposes of this disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized ratably to expense over the options’ vesting period using the following assumptions:

Dividend yield	- 0 -
Option term (years)	5
Risk free interest rates	2.92%–3.22%
Volatility	75%

Options vest over four years, with the first year cliff vesting, and the following three years vesting ratably 1/36 per month. The estimated weighted average fair value of options granted during the period ended December 31, 2003 was $8.32 per share.

Period Ended December 31, 2003
Net loss attributable to common stockholders:
As reported	($77,754)
Compensation expense based on fair value, net of tax effect	(1,797)

Pro Forma	($79,551)

Loss per share
As reported
Basic and Diluted	($10.51)
Pro Forma
Basic and Diluted	($10.76)

Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different from the original estimation.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The implementation of this statement did not have a material impact on the financial position, results of operations and cash flows of the Company.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. As a result of the adoption of SFAS 150, the Company classified its mandatory redeemable preferred stock as a liability.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 3. Acquisition

On July 29, 2003, the Company purchased NPTest, Inc. from Schlumberger for cash of approximately $220,290 plus acquisition costs of $2,189. The acquisition was accounted for using the purchase method of accounting.

Accordingly, the results of operations of the acquired business are included in the consolidated financial statements of the Company from the date of acquisition. In connection with the acquisition, the Company agreed that Schlumberger would have a right to participate, to a limited extent, in a portion of any future increases in the value of the business.

In particular, under the agreement, the Company will be required to make payments to Schlumberger under the following scenarios:

•	if NPTest Holding, LLC at any time distributes to its members the Company’s stock, or other consideration in respect of the Company’s stock, with a cumulative aggregate value in excess of $330,000. Upon the first such distribution, the Company would be required to make a payment equal to 15% of the excess of the aggregate value of the distribution by NPTest Holding, LLC to its members over $330,000 which would be in the same form (i.e. cash or stock) as the distribution. Upon any subsequent distribution, the Company would make a payment equal to 15% of that subsequent distribution; or

•	on the earlier of (i) the first anniversary of the completion of the Company’s initial public offering or (ii) the date after the offering that NPTest Holding, LLC has received at least $330,000 in cash proceeds and/or distributions related to the Company’s stock, Schlumberger will have the option, at its election (a “Value Increase Election”), to receive from the Company a one-time payment, in lieu of any other payments, equal to 15% of the excess over $330,000 of the sum of the then current value of NPTest Holding, LLC’s remaining holdings of the Company’s stock plus any proceeds related to the Company’s stock previously received by NPTest Holding, LLC; or

•	on the earlier of (i) the first anniversary of the closing of a merger, acquisition or sale of all or substantially all of the Company’s assets in which either (a) NPTest Holding, LLC receives (together with all cash proceeds related to the Company’s stock previously received by NPTest Holding, LLC) at least $330,000 in cash proceeds and/or distributions related to the Company’s stock or (b) NPTest Holding, LLC receives proceeds consisting only of cash and freely tradeable securities, or (ii) the date after such a merger, acquisition or sale that NPTest Holding, LLC has received at least $330,000 in cash proceeds related to the Company’s stock, Schlumberger will have the option, at its election (an Acquisition Election”), to receive from the Company a one-time payment, in lieu of any other payments, equal to 15% of the excess over $330,000 of the sum of the then current value of NPTest Holding, LLC’s remaining holdings of the Company’s stock plus any proceeds related to the Company’s stock previously received by NPTest Holding, LLC plus the consideration received by NPTest Holding, LLC from the acquisition.

If Schlumberger makes a Value Increase Election or an Acquisition Election, the Company may choose to make the payment in any combination of cash or stock. If the Company makes the payment in stock, the Company has agreed to use the Company’s reasonable efforts to give Schlumberger customary registration rights.

Any future consideration paid to Schlumberger, as a result of the contingencies noted above, would be recorded as an adjustment to goodwill.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

The purchase price was allocated to the acquired assets and liabilities assumed, based upon management’s estimate of their fair market values as of the acquisition date, as follows:

Net current assets *	$168,218
Property, plant and equipment	24,600
Other assets	283
Identified intangibles**	25,300
Goodwill	8,649
Other non-current liabilities	(346)
Long term deferred taxes	(9,225)
In-process research & development	5,000

Total consideration	$222,479

*	Net current assets are comprised of cash and cash equivalents of $13,275, accounts receivable, inventories and other current assets, less current liabilities. Short-term investments were valued based on quoted market prices. Inventory values were estimated based on the current market value of the inventories less completion costs and less a profit margin for activities remaining to be completed until the inventory is sold. Assumed current liabilities included accounts payable, accrued compensation and expenses and accrued income taxes. The fair values of current liabilities generally approximated the historic recorded book values because of the monetary nature of most of the liabilities.

**	Other intangibles include customer contracts and relationships of $1,500, developed technologies of $14,100 and backlog of $9,700, with estimated useful lives for amortization of 7 years, 7 years, and less than 1 year, respectively.

The acquisition was financed with proceeds from the issuance of common stock of $38,913, with proceeds from the issuance of mandatory redeemable preferred stock of $48,641, with proceeds from the issuance of convertible mandatory redeemable preferred stock of $66,152, and with proceeds from a senior term loan of $69,425, all net of issuance costs. The remaining amount of $652 was held by the Company.

Amortizable intangible assets

Acquired identified intangibles were valued based in part on independent valuations. The significant assumptions relating to each category are discussed in the following paragraphs. Also, these assets are being amortized on the straight-line basis over their estimated useful life and resultant amortization is included in cost of net revenue.

Customer contracts and relationships—The value of customer contracts and relationships was determined by discounting net cash flows attributable to current customer contracts and relationships adjusted to take into account expected attrition.

Backlog—The value of current backlog was determined by discounting expected net cash flows attributable to current backlog.

Developed technologies—The value of this asset was determined by discounting the expected future cash flows attributable to all existing technologies which had reached technological feasibility, after considering risks relating to: (1) the characteristics and applications of the technology, (2) existing and future markets, and (3) life cycles of the technologies. Estimates of future revenues and expenses used to determine the value of developed technology was consistent with the historical trends in the industry and expected outlooks.

In-process research & development

Of the total purchase price, $5,000 was allocated to IPR&D and was expensed upon acquisition. The value of in-process research & development was based on an evaluation of all developmental projects using the guidance set forth in Interpretation No. 4 of Statement of Financial Accounting Standards, or SFAS, No. 2, “Accounting for Research and Development Costs.” Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

for which no future alternative use exists. Technological feasibility is defined as being equivalent to a beta-phase working prototype in which there is no remaining risk relating to the development.

The value of IPR&D was determined by: (1) obtaining management estimates of future revenues and operating profits associated with existing development projects, (2) projecting the cash flows and costs to complete the underlying technologies and resultant products and (3) discounting these cash flows to their net present value.

Estimates of future revenue and expenses used to determine the value of in-process research and development were consistent with the historical trends in the industry and expected outlooks. The entire amount of $5,000 was charged to operations because related technologies had not reached technological feasibility and they had no alternative future use.

The following unaudited pro forma information is presented to reflect the results of operations for the year ended December 31, 2003, as if the acquisition had occurred on January 1, 2003. The pro forma results exclude purchased in-process research and development arising from the acquisition of NPTest, Inc. of $5,000 due to its nonrecurring nature. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have had the acquisition actually taken place on January 1, 2003, and may not be indicative of future operating results (unaudited):

Year Ended Dec. 31, 2003
Net revenues	$231,063
Net loss	(14,348)
Net loss per share:
Basic	(0.36)
Diluted	(0.36)
Weighted average shares:
Basic	39,986,572
Diluted	39,986,572

Note 4. Balance Sheet Components

Accounts receivable consisted of the following at December 31, 2003:

Account receivable, gross	$53,485
Allowance for doubtful accounts	(300)

Accounts receivable, net	$53,185

Inventory consisted of the following at December 31, 2003:

Raw materials, including spare parts	$60,405
Work-in-process	10,699
Finished goods	19,039

Total inventories	$90,143

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Property and equipment, net, consisted of the following at December 31, 2003:

Leasehold improvements	$10,023
Machinery and equipment	17,647

Property and equipment, gross	$27,670
Accumulated depreciation	(3,292)

Property and equipment, net	$24,378

The company has acquired certain intangible assets through the acquisition of NPTest, Inc. The original costs and accumulated amortization of these assets at December 31, 2003 are as follows (in thousands):

	Original Costs	Accumulated Amortization	Net Intangible Asset
Developed technologies	$14,100	($850)	$13,250
Customer backlog	9,700	(7,116)	2,584
Customer contracts	1,500	(91)	1,409

Total	$25,300	$(8,057)	$17,243

The estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $4,813, $2,229, $2,229, $2,229 and $2,229, respectively.

Amortization expense for the period ended December 31, 2003 was $8,057 and was included in cost of sales.

Accrued liabilities consisted of the following at December 31, 2003:

Employee incentives	$5,845
Vacation	2,992
Other employee related accruals	2,639
Deferred income	3,352
Warranty	8,012
Payable to related party	764
Other	9,397

Total	$33,001

Note 5. Income Taxes

For the period ended, December 31, 2003, loss subject to U.S. and foreign income taxes was as follows:

Period Ended December 31, 2003
United States	$(35,214)
Foreign	1,515

Total	$(33,699)

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

The following table shows current and deferred income tax provision (benefit) by taxing jurisdiction:

Period Ended December 31, 2003
Current:
United States – federal	$56
United States – state	269
Foreign	1,860

Total current	$2,185
Deferred:
United States – federal	$(9,979)
United States – state	(1,169)
Foreign	(1,510)

Total deferred	$(12,658)

Total income tax benefit	$(10,473)

The following table shows the principal components of the net deferred tax assets at December 31, 2003:

December 31, 2003
Inventory reserve	$24,834
Allowance for doubtful accounts	410
Warranty reserve	1,908
Accrued liabilities	3,072
Built-in loss carryover	4,962
Other	1,589

Total deferred tax assets	36,775
Intangible assets	(6,689)

Total deferred tax liabilities	(6,689)
Net deferred tax assets	$30,086

On a quarterly basis, the Company evaluates the realizability of its deferred tax assets and assesses the need for a valuation allowance. As a result of its review undertaken at December 31, 2003, the Company concluded under applicable accounting criteria that it was more likely than not that its deferred tax assets would be realized and no valuation allowance is warranted.

Utilization of the unutilized losses is subject to annual limitation due to ownership change provided by the Internal Revenue Code of 1986 and similar state provisions. The annual utilization of the unutilized loss is approximately $7,886.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

The reconciliation between the statutory U.S. federal income tax on pretax income (loss) and the actual income tax provision (benefit) is as follows:

Period Ended December 31, 2003
Federal income tax provision (benefit)	$(11,794)
Interest expenses not deductible for tax	1,061
In-process research and development	1,750
State income taxes, net of federal income tax benefit	(442)
Research and development tax credits	(1,023)
Other	(25)

Income tax provision (benefit)	$(10,473)

Note 6. Earnings Per Share

Basic earnings per share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options.

At December 31, 2003, 452 options outstanding were excluded from the computation of diluted net loss per share because they were anti-dilutive.

Note 7. Senior Term Loan

On July 29, 2003, NPTest Merger Corporation (“Merger Corp.”), a subsidiary of the Company, received a $75,000 senior term loan (“Term Loan”) from Citicorp North America, Inc. The Term Loan was collateralized by substantially all of Merger Corp.’s assets and was further guaranteed by Francisco Partners. The Term Loan accrued interest at an annual rate of LIBOR plus 150 basis points and would have matured on July 29, 2006. The senior term loan, including accrued interest, was paid off on December 16, 2003 from the proceeds of the initial public offering. Total interest expense and financing cost during the period ended December 31, 2003 was $6,353 on the senior term loan.

Note 8. Common Stock

On June 20, 2003, the Company issued 250 shares of Common Stock at a price per share of $0.004 for total cash consideration of $0.001.

On July 29, 2003 the Company issued 5,624,750 shares of Common Stock at a price per share of $7.12, for total cash consideration of $40,000. The issuance costs were $1,087.

On December 16, 2003, the Company issued 14,600,000 shares of Common stock at a price per share of $12.00, for total cash consideration of $175,200. The issuance costs were $14,343, including underwriting fees of $12,264.

On December 16, 2003, the Company exchanged 2,566,247 shares of Common stock to redeem shares of mandatory redeemable preferred stock and 17,195,325 shares of Common stock to convert shares of convertible mandatory redeemable preferred stock.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 9. Preferred Stock

As of December 31, 2003, 5,000,000 shares of preferred stock had been authorized, of which no amount was outstanding.

Mandatory Redeemable Preferred Stock

On July 29, 2003, NPTest Capital Corporation (“Capital Corp.”), a subsidiary of the Company, issued 50,000 shares of Mandatory Redeemable Preferred Stock (“CC Preferred Stock”) at a price per share of $1,000 for total cash consideration of $50,000.

On December 16, 2003, the Company redeemed $20,750 of NPTest Holding, LLC’s shares of mandatory redeemable preferred stock of NPTest Capital Corporation for cash from the proceeds of the Company’s initial public offering. The Company also exchanged at $12.00 per share of common stock, all remaining shares of preferred stock of NPTest Capital Corporation for 2,566,247 shares of the Company’s common stock.

Convertible Mandatory Redeemable Preferred Stock

On July 29, 2003, the Company issued 68,000 shares of Convertible, Mandatory Redeemable Preferred Stock (“Series A Preferred Stock”) at a price per share of $1,000, for total cash consideration of $68,000.

In connection with the issuance of Series A Preferred Stock, the Company recorded a beneficial conversion feature in the amount of $50,314. This amount was determined by comparing the conversion ratio on the Series A Preferred Stock to the fair value of the common stock on the date of the issuance of the Series A Preferred Stock. The beneficial conversion feature accreted as a dividend to the preferred stockholders over the period to the earliest redemption date of the Series A Preferred Stock.

On December 16, 2003, NPTest Holding, LLC exchanged all of its shares of the Company’s convertible mandatory redeemable preferred stock for 17,195,325 shares of the Company’s common stock at $4.09216 per share, the conversion price of the preferred stock. The charge for accelerated amortization of issuance costs and the beneficial conversion feature associated with exchanging the convertible mandatory redeemable preferred stock was approximately $54,500, including $50,314 of beneficial conversion feature.

Note 10. Pension and Other Benefit Plans

North America 401(k) plan

The 401(k) plan matches dollar-for-dollar, up to 4% of employee’s contribution per pay period. If the Company’s net income is positive for the year, management may elect to further match the employee’s contributions up to 2%. In years of significant profitability, after completing the 401(k) match, management may elect to make profit sharing contributions. The Company has contributed $587 for the period ended December 31, 2003 to the 401(k) plan.

Non-U.S. pension plans

Outside the U.S., the Company sponsors defined benefit and defined contribution plans that cover substantially all employees. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service. At December 31, 2003, the pension liability was immaterial. The expense associated with these plans was also not material in the period ended December 31, 2003.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 11. Commitments and Contingencies

The Company is party to various legal proceedings and claims that arise in the ordinary course of business. As of December 31, 2003, there are no such matters pending that the Company expects to have a material effect on its financial condition, results of operations or cash flows.

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranties. The majority of products are generally covered by a warranty ranging from 90 days to two years. The following table summarizes the activity related to the product warranty reserve during the period ended December 31, 2003:

Warranty Reserve
Balance at June 20, 2003, date of inception	$0
Balance from NPTest, Inc. upon acquisition on July 29, 2003	8,087
Accrual for warranties during the period	5,575
Settlements made during the period	(5,650)

Balance at December 31, 2003	$8,012

The Company indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against parties in certain circumstances in which its products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. The Company cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, the Company has not paid any claim or been required to defend any claim related to its indemnification obligations, and accordingly, the Company has not accrued any amounts for indemnification obligations. However, there can be no assurance that the Company will not have any future financial exposure under these indemnification obligations.

Minimum rental commitments under non-cancelable operating leases, primarily real estate and office facilities in effect at December 31, 2003 are as follows:

Year Ending December 31,	Amount
2004	$4,330
2005	4,923
2006	4,746
2007	3,892
2008	3,888
2009 and beyond	4,853

Total minimum lease payments	$26,632

Operating lease rental expense was $2,567 for the period ended December 31, 2003.

Refer to Note 3 for contingencies related to the acquisition of NPTest, Inc. from Schlumberger. Refer to Note 15 for contingencies related to the proposed acquisition of the Company by Credence Systems Corporation.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 12. Stock Option Plans

2003 Stock Incentive Plan

In July 2003, the Board of Directors adopted and the stockholders approved the 2003 Stock Incentive Plan, referred to as the “2003 Plan.” The 2003 Plan was amended in December 2003. The 2003 Plan provides for the grant of incentive stock options within the meaning of section 422 of the Internal Revenue Code, nonstatutory stock options and other stock-based awards, such as restricted stock or restricted stock units. The common stock reserved for issuance pursuant to exercise of awards under the 2003 Plan as of December 31, 2003 consisted of 3,821,851 shares of authorized but unissued Company common stock, subject to certain adjustments as described below.

Employees, consultants and non-employee members of the Board of Directors of the Company or any subsidiary may participate in the 2003 Plan.

The Board of Directors or a committee appointed by the Board of Directors administers the 2003 Plan. Subject to the provisions of the 2003 Plan, the board or the committee, as applicable, has the authority to, among other things, make rules and regulations appropriate for the administration of the 2003 Plan, determine the persons to whom stock options may be granted, the number of shares to be covered by each stock option, the exercise price of each stock option, the vesting schedule of each option, and whether the stock option will be designated as an incentive stock option or nonstatutory stock option.

Unless otherwise provided in the optionee’s option agreement, if the optionee’s employment is terminated other than due to death or disability or for cause, then the optionee has three months from the date of termination to exercise any options that are vested and exercisable on the date of termination. Regardless of the reason for termination (including death or disability), in no event may any option be exercised following its expiration.

If the optionee’s termination of employment is due to the optionee’s death or disability, all vested and exercisable stock options on the date of termination will remain exercisable for 12 months following the date of termination. If the optionee’s employment is terminated for cause, any outstanding options, whether vested or unvested, will terminate immediately.

Subject to certain conditions and stockholder approval as necessary, the Board of Directors may amend, alter or terminate the plan at any time, provided, however, that no amendment may impair the rights of any optionee with respect to any outstanding option without that optionee’s consent. The 2003 Plan will automatically terminate after ten years.

A summary of the status of the stock option grants to employees as of the December 31, 2003 is presented below:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Shares reserved at December 31, 2003	3,821,851	—	—
Options granted	(3,377,589)	3,377,589	$8.30
Options cancelled	64,272	(64,272)	$7.12

Balance at December 31, 2003	508,534	3,313,317

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

	Options Outstanding		Options Exercisable
Exercise Price	Number of Outstanding	Weighted Average Remaining Contractual Life (in yrs)	Weighted Average Remaining Exercise Price	Number Exercisable
$ 7.12	2,516,023	9.56	$—	0
$12.00	577,919	9.91	$—	0
$12.40	219,375	9.73	$—	0

Total	3,313,317	9.64

Note 13. Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires enterprises to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, geographic areas and major customers. The method of determining what information to report is based upon the “management” approach. The Company’s chief operating decision-maker reviews revenues by both geography and customer. The Company is not organized into business units nor does it capture expenses or allocate resources based on segmentation of the business. Therefore, the Company believes that it operates in a single industry segment.

For the period ended December 31, 2003 (from inception of June 20, 2003 to December 31, 2003), its revenue by geographic area based on the location of its customers is as follows:

Period Ended December 31, 2003
France	$3,748
Italy	3,976
Other in Europe	3,919
United States	51,255
Other in North America	971
Taiwan	20,131
Malaysia	2,631
Other in Asia	7,792
Japan	6,770

Total	$101,193

North America	$52,226
Europe	11,643
Asia	30,554
Japan	6,770

Total	$101,193

Revenue outside North America was 48% of total revenues for the period ended December 31, 2003. Intel and STMicroelectronics accounted for 41% and 11% of our net revenue for the period ended December 31, 2003, respectively. ASE Test, Inc., Intel Corporation, STMicroelectronics and Sun Microsystems, Inc. accounted for approximately 27%, 19%, 12% and 12% of accounts receivable at December 31, 2003, respectively.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Property and equipment by location at December 31, 2003 is as follows:

United States	$22,352
Other countries	2,026

Total	$24,378

Note 14. Related Party Transactions

In July 2003, we entered into an advisory agreement with Francisco Partners, an investor in NPTest Holding, LLC, the Company’s parent pursuant to which Francisco Partners may provide financial, advisory and consulting services to the Company. These services have included executive and management services; identification, support and analysis of acquisitions and dispositions by us or our subsidiaries; support and analysis of financing alternatives; finance functions, including assistance in the preparation of financial projections, and monitoring of compliance with financing agreements; human resource functions, including searching for and hiring of executives; and other services for the Company upon which the Company Board of Directors and Francisco Partners agree. Specific services provided by Francisco Partners to date have included, among others: assistance in the negotiation of the Company’s $75,000 senior term loan; the design of the Company equity capital structure and assistance with analysis of the Company structure for tax purposes; analyzing various financing alternatives; assistance in the identification and hiring of David Mullin as Chief Financial Officer; assistance in the acquisition of director and officer insurance; creation of the Company employee stock incentive plan; and negotiation of certain employment contracts.

This agreement was amended effective upon the completion of the Company’s initial public offering. Under the original agreement, in exchange for such services (if and when provided), Francisco Partners would be entitled to receive fees billed at their customary rates for actual time spent performing such services, plus reimbursement for out-of-pocket expenses. In lieu of these hourly fees, Francisco Partners may elect to receive an annual advisory fee in an amount equal to the greater of $2,000 per year or 0.6% of the Company annual revenue for the last twelve months, plus out-of-pocket expenses. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement has an initial term of ten years. The advisory agreement includes customary indemnification provisions in favor of Francisco Partners. Francisco Partners and Shah Management received a one-time fee of $6,270 plus reasonable out-of-pocket expenses, for services rendered in connection with the structuring of the financing of the Company’s acquisition from Schlumberger. These issuance costs were recorded as an offset against the proceeds from the financings.

Pursuant to the amended advisory agreement, the Company paid to Francisco Partners $5,000 for financing and other services provided to the Company from the proceeds of our initial public offering. This amount was expensed as selling, general and administrative expenses during the period. The Company will also pay to Francisco Partners all advisory fees that are accrued for approximately $764. Francisco Partners will no longer be required to provide advisory services under the original advisory agreement and all future annual advisory fees under the original advisory agreement will cease. However, the Company may pay future service fees to Francisco Partners under the amended agreement in exchange for any acquisition, financing or other services as Francisco Partners and the Company may agree. The amended advisory agreement will include customary indemnification provisions in favor of Francisco Partners. The accrued advisory fees were included in accrued liabilities at December 31, 2003.

NPTest Holding Corporation

Notes to Consolidated Financial Statements (continued)

(in thousands, except share and per share data)

Note 15. Subsequent Event

On February 22, 2004, the Company entered into an agreement with Credence Systems Corporation (“Credence”) pursuant to which Credence would acquire the Company. Under the agreement, the Company’s common stockholders will receive, directly or indirectly, 0.8 shares of Credence common stock and $5.75 in cash for each share of Company common stock outstanding. Options outstanding under the Company’s stock option plan will be converted into options to purchase shares of Credence common stock based on terms outlined in the agreement. The acquisition is subject to, among other things approval by Credence stockholders and regulatory agencies. The acquisition is expected to close during the second or third quarter of 2004.

In the event the Company’s board of directors elects to recommend against the Company’s acquisition by Credence, then the Company would be required to pay Credence a fee of $20,000, in accordance with the agreement.

Although the proposed acquisition in itself would not trigger any payments to Schlumberger, the Company would remain contingently liable to Schlumberger under the terms of the NPTest, Inc. acquisition agreement as outlined in Note 3 above.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of NPTest, Inc.

In our opinion, the combined financial statements listed in the accompanying index appearing under Item 8(B) present fairly, in all material respects, the financial position of NPTest, Inc. at December 31, 2002, and the results of its operations and cash flows for the period from January 1, 2003 to July 29, 2003 and for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 91 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related combined financial statements. These financial statements and financial statement schedule are the responsibility of NPTest, Inc.’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

NPTest, Inc. was historically a fully integrated business of several indirect wholly owned subsidiaries of Schlumberger Limited. Consequently, as indicated in Note 1, these combined financial statements have been derived from the consolidated financial statements and accounting records of Schlumberger Limited and reflect significant assumptions and allocations. Moreover, as indicated in Note 1, NPTest, Inc. relied on Schlumberger Limited and its other businesses for certain administrative, management and other services. Accordingly, these combined financial statements do not necessarily reflect the combined financial position, results of operations, changes in stockholders’ net investment and cash flows of NPTest, Inc. had it been a separate, stand-alone entity during the periods presented.

/s/ PricewaterhouseCoopers LLP

San Jose, California

January 27, 2004

NPTest, Inc.

COMBINED BALANCE SHEET

(amounts in thousands)

December 31, 2002
Assets
Current Assets:
Cash and cash equivalents	$17,487
Accounts receivable, net of allowances for doubtful accounts of $938	48,485
Receivables from related parties	1,643
Inventory	107,668
Deferred income taxes	36,612
Prepaid expenses and other current assets	4,564

Total Current Assets	216,459
Property, plant and equipment, net	25,696
Other assets	85

Total Assets	$242,240

Liabilities and Stockholders’ Net Investment
Current Liabilities:
Accounts payable	$7,781
Accrued liabilities	28,243
Payables to related parties	4,402
Income taxes payable	4,331

Total Current Liabilities	44,757
Pension and post-retirement benefits	445

Total Liabilities	45,202
Commitments and Contingencies (Note 12)
Stockholders’ net investment	197,038

Total Liabilities and Stockholders’ Net Investment	$242,240

The accompanying notes are an integral part of these combined financial statements.

NPTest, Inc.

COMBINED STATEMENTS OF OPERATIONS

(amounts in thousands)

	From January 1 To July 29, 2003	December 31,
		2002	2001
Net revenue:
Product	$90,935	$180,035	$149,543
Service	38,935	63,456	71,389

Total net revenue	129,870	243,491	220,932
Cost of net revenue:
Product	54,834	110,056	130,627
Service	25,795	38,137	49,549

Total cost of net revenue	80,629	148,193	180,176

Gross profit
Product	36,101	69,979	18,916
Service	13,140	25,319	21,840

Total gross profit	49,241	95,298	40,756

Operating expenses:
Research and development	29,017	36,573	34,748
Selling, general and administrative	27,877	49,652	51,971
Gain on curtailment of pensions and employee benefits	—	(8,667)	—

Total operating expenses	56,894	77,558	86,719
Operating income (loss)	(7,653)	17,740	(45,963)
Foreign currency transactions loss, net	(473)	(1,147)	(139)

Income (loss) before income taxes	(8,126)	16,593	(46,102)
Income tax provision (benefit)	(4,355)	2,117	(22,366)

Net income (loss)	$(3,771)	$14,476	$(23,736)

The accompanying notes are an integral part of these combined financial statements

NPTest, Inc.

COMBINED STATEMENTS OF STOCKHOLDERS’ NET INVESTMENT

(amounts in thousands)

Stockholders’ Net Investment
Balance, December 31, 2000	$214,140
Net loss	(23,736)
Stockholders’ net investment	17,604
Foreign currency translation	(2,204)

Balance, December 31, 2001	205,804
Net income	14,476
Stockholders’ net distribution	(39,792)
Transfer of pension and post-retirement benefit liabilities to Schlumberger, net of related deferred tax assets	15,250
Foreign currency translation	1,300

Balance, December 31, 2002	197,038
Net loss from January 1, to July 29, 2003	(3,771)
Stockholders’ net distribution	(3,819)
Foreign currency translation	240

Balance, July 29, 2003	$189,688

The accompanying notes are an integral part of these combined financial statements.

NPTest, Inc.

COMBINED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	From January 1 to July 29, 2003	December 31,
		2002	2001
Cash flows from operating activities:
Net income (loss)	$(3,771)	$14,476	$(23,736)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	4,477	9,522	10,761
Write-off of fixed assets	392	978	—
Provision for excess and obsolete inventory	6,601	8,755	39,074
Deferred income taxes	451	9,396	(12,945)
Gain on curtailment of pensions and employee benefits		(8,667)	—
Provision for doubtful accounts receivable	(91)	(400)	(393)
Changes in operating assets and liabilities:
Accounts receivable	(2,310)	4,674	33,915
Receivables from related parties	1,643	(1,600)	185
Inventory	652	26,597	(6,932)
Prepaid expenses and other assets	(3,879)	(2,448)	3,406
Accounts payable	6,236	3,015	(18,019)
Other accrued liabilities	(1,440)	(690)	(10,810)
Deferred income	247	(7,888)	(42,557)
Payables to related parties	(4,402)	(7,664)	7,070
Income taxes payable	(2,733)	1,282	(903)
Pension and post-retirement benefits	41	3,490	4,061

Net cash used in provided by operating activities	2,114	52,828	(17,823)

Cash flows used in investing activities:
Capital expenditures	(2,527)	(5,253)	(4,004)

Net cash used in investing activities	(2,527)	(5,253)	(4,004)

Cash flows from (used in) financing activities:
Stockholders’ net investment (distribution)	(3,819)	(39,792)	17,604
Book overdrafts	—	(1,009)	(1,765)

Net cash provided by (used in) provided by financing activities	(3,819)	(40,801)	15,839

Effect of exchange rate changes on cash	20	529	(215)

Net increase (decrease) in cash and cash equivalents	(4,212)	7,303	(6,203)
Cash and cash equivalents, beginning of period	17,487	10,184	16,387

Cash and cash equivalents, end of period	$13,275	$17,487	$10,184

Supplemental disclosure
Income taxes paid	$2,292	$1,671	$706

Transfer of pension and post-retirement benefit liabilities to Schlumberger		26,240	—

Deferred tax assets related to pension and post-retirement benefit liabilities transferred to Schlumberger		(10,990)	—

The accompanying notes are an integral part of these combined financial statements

NPTest, Inc.

NOTES TO COMBINED FINANCIAL STATEMENTS

(amounts in thousands, except share and per share data)

1.	Background and Basis of Presentation

Background

NPTest, Inc. designs, develops and manufactures advanced semiconductor test and diagnostic systems and provides related services for the semiconductor industry. NPTest, Inc.’s customers include integrated device manufacturers, fabless design companies, foundries and assembly and test subcontractors worldwide. NPTest, Inc.’s products are designed to enable its customers to debug, characterize and test a wide range of integrated circuits. NPTest, Inc.’s services include debug, repair, characterization and other product engineering services.

NPTest, Inc.’s source of revenue is test systems sales, professional services and maintenance. NPTest, Inc.’s primary markets are North America, Europe, Asia and Japan.

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. NPTest, Inc.’s financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry and the ability to safeguard patents and intellectual property in a rapidly evolving market. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. NPTest, Inc. may experience significant period-to-period fluctuations in future operating results due to the factors mentioned above or other factors. Such factors could negatively impact NPTest, Inc.’s cash flows from operations and liquidity.

NPTest, Inc.’s future capital requirements will depend on many factors, including its rate of revenue growth, the price received for NPTest, Inc.’s products and services, the timing and extent of spending to support product development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancement to existing products, the cost of ensuring access to adequate manufacturing capacity, and the continuing market acceptance of NPTest, Inc.’s products. NPTest, Inc. believes that cash and cash equivalents will be sufficient to meet its anticipated cash needs for operations and capital investments for the next twelve months. NPTest, Inc. may seek additional equity or debt financing. Additional equity or debt financing may not be available when needed or, if available, may not be available on satisfactory terms.

Basis of Presentation

The combined financial statements have been derived from the consolidated financial statements of Schlumberger Limited. NPTest, Inc. was historically a fully integrated business of several indirect wholly owned subsidiaries of Schlumberger. Although NPTest, Inc. was not a separate company, the accompanying combined financial statements are presented as if NPTest, Inc. had existed as an entity separate from Schlumberger and its subsidiaries. The combined financial statements include the historical assets, liabilities, revenues and expenses that were directly related to the NPTest, Inc. business of Schlumberger during the periods presented. Stockholders’ net investment represents Schlumberger’s transfer of its net capital investment in NPTest, Inc., after giving effect to the net earnings of NPTest, Inc. adjusted for any cash transfers to Schlumberger and other transfers from Schlumberger.

Through the third quarter of fiscal year 2002, certain amounts of Schlumberger’s corporate expenses, including legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs, although not directly attributable to NPTest, Inc.’s operations, have benefited NPTest, Inc. and have been allocated to NPTest, Inc. on a basis that Schlumberger and NPTest, Inc. considered to be a reasonable reflection of the utilization of services provided or the benefit received by NPTest, Inc. (see Note 11). However, the financial information included herein may not reflect the combined financial position, operating results, changes in equity and cash flows of NPTest, Inc. in the future or what they would have been had NPTest, Inc. been a separate, stand-alone entity during the periods presented.

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

Interim financial statements

The results of operations for the period ended July 29, 2003 are not necessarily indicative of the results of operations to be expected for any other interim period or for the full year. Further, the preparation of combined financial statements requires management to make estimates and assumptions that affect the recorded amounts reported therein. A change in facts or circumstances surrounding the estimates could result in a change to the estimates and impact future operating results.

2.	Summary of Significant Accounting Policies

Principles of combination

All significant intra-company balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, management believes that the estimates are reasonable.

Revenue recognition

NPTest, Inc. recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101 (SAB 101), “Revenue Recognition in Financial Statements” and EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Generally, acceptance of products with published specifications is received at the factory floor prior to shipment, therefore revenue, less fair value of installation, is recognized upon shipment when legal title passes. In those limited instances where there are customer-specific acceptance conditions, revenue is only recognized upon final customer-site acceptance. NPTest, Inc.’s shipping terms are primarily freight-on-board, or FOB, shipping point. However, a portion of revenue, associated with certain installation-related tasks, based upon fair value of that service is recognized when the tasks are completed. When several elements are bundled into one contract, revenue is not recognized unless the fair value of the undelivered element(s) is objective and reliable and the delivered element has stand alone value to the customer. The total contract revenue is allocated to the individual elements based upon the relative fair value of each element. For multiple element arrangements, management having the relevant authority establishes fair value based upon vendor-specific objective evidence. The fair value of the undelivered element is either the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management. When a price is established by management it must be probable that the price will not change before the element is actually sold separately. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized on receipt of customer technical acceptance. In any event, no revenue is recognized before legal title passes to the customer. A provision for the estimated cost of warranty is recorded when revenue is recognized. Revenue related to spare parts is generally recognized upon shipment. Services revenue is generally recognized ratably over the period of the related contract. Deferred income includes amounts that have been billed per the contractual terms but have not been recognized as revenue. For product revenue, this typically includes the amount of deferred revenue less all product and warranty costs.

Concentration of credit risk

Financial instruments that potentially subject NPTest, Inc. to a concentration of credit risk consist of cash and accounts receivable. Risks associated with cash are mitigated by banking with creditworthy institutions. NPTest, Inc. maintains an allowance for doubtful accounts based upon expected collectibility and performs ongoing credit evaluations of its

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

customers’ financial condition. For certain customers located primarily in Asia, NPTest, Inc. requires them to obtain letters of credit to help reduce NPTest, Inc.’s credit risk.

Foreign currency accounting

NPTest, Inc.’s functional currencies are primarily local currencies (British Pound, Euro and Yen). All assets and liabilities recorded in functional currencies other than U.S. Dollars are translated at current exchange rates. The resulting adjustments are charged or credited directly to stockholders’ net investment in the Combined Balance Sheets. Revenue and expenses are translated at the weighted-average exchange rates for the period.

Stock based compensation

Schlumberger applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its stock option plans and its stock purchase plan. Had compensation cost for the stock-based compensation to NPTest, Inc.’s employees under the Schlumberger plans been determined based on the fair value at the grant dates for awards under those plans, consistent with the method of SFAS 123, NPTest, Inc. net income (loss) would have been as follows:

	From January 1 To July 29, 2003	December 31,
		2002	2001
Net income/(loss)
As reported	$(3,771)	$14,476	$(23,736)
Compensation expense based on fair value, net of tax effect	(275)	(1,308)	(2,809)

Pro forma	$(4,046)	$13,168	$(26,545)

Cash and cash equivalents

Cash and cash equivalents are comprised of cash and short-term investments. The short-term investments are stated at cost plus accrued interest, which approximates market, and are comprised primarily of Eurodollar time deposits, certificates of deposit and commercial paper, Euro notes and Eurobonds, substantially all denominated in U.S. Dollars. NPTest, Inc. considers short-term investments to be cash or cash equivalents as they do not have original maturities in excess of three months.

Fair value of financial instruments

The fair value of cash and cash equivalents, accounts receivable, trade accounts payable and accrued expenses are not materially different than their carrying amounts as reported at December 31, 2001, and 2002 because of their short maturities.

Inventories

Inventories are stated at lower of cost (on a first-in, first out basis) or market. Cost includes material, labor, allocated overhead and contract manufacturing costs. Provisions are recorded to reduce excess and obsolete inventory to net realizable value.

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

Property, plant and equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over the estimated useful lives of the assets as follows:

Leasehold improvements	3-15 years
Machinery and equipment	2-7 years

Leasehold improvements are amortized on a straight-line basis over the shorter of their estimated useful lives or the lease term. When assets are retired or otherwise disposed of, the cost and accumulated depreciation are removed from their separate accounts, and any gain or loss on such sale is reflected in operations. Maintenance and repairs are charged to operating expense as incurred. Expenditures that substantially increase an asset’s life are capitalized.

Long-lived assets

NPTest, Inc. reviews the appropriateness of the carrying value of its long-lived assets whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. NPTest, Inc. assesses recoverability of the carrying value of the asset by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value.

Research and development

All research and development expenditures are expensed as incurred, including costs relating to patents or rights that may result from such expenditures.

Taxes on income

NPTest, Inc.’s operating results historically have been included in Schlumberger’s consolidated U.S. and state income tax returns and in tax returns of Schlumberger’s foreign subsidiaries. The provision (benefit) for income taxes reflected in NPTest, Inc.’s combined financial statements has been determined on a separate return basis. No provision is made for deferred income taxes on those foreign earnings considered to be indefinitely reinvested.

Taxes on income are computed in accordance with the tax rules and regulations of the taxing authorities where the income is earned. The income tax rates imposed by these taxing authorities vary substantially. Taxable income may differ from pre-tax income for financial accounting purposes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Comprehensive income (loss)

Comprehensive income (loss) includes net income (loss) and the change in accumulated other comprehensive income (loss). NPTest, Inc.’s change in accumulated other comprehensive income (loss) shown in the combined statements of stockholders’ net investment consists solely of foreign currency translation adjustments which are not adjusted for income taxes since they relate to indefinite investments in non-U.S. operations. Other comprehensive income (losses) amounted to ($2,204) and $1,300 in the years ended December 2001 and 2002.

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

Recent accounting pronouncements

In January 2003, the EITF issued No. 00-21 “Accounting for Revenue Arrangements with Multiple Deliverables.” This EITF establishes the criteria for recognizing revenue in arrangements when several items are bundled into one agreement. EITF 00-21 does not allow revenue recognition unless the fair value of the undelivered element(s) is available and the element has stand-alone value to the customer. EITF 00-21 also provides guidance on allocating the total contract revenue to the individual elements based upon the available fair value of each deliverable. The implementation of this statement did not have a material impact on the financial position, results of operations and cash flows of NPTest, Inc.

In January 2003, the FASB issued FASB Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity, if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. NPTest, Inc. does not expect that the adoption of FIN 46 will have a material impact on its results of operations, financial condition and cash flows.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classifies a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the financial position, results of operations and cash flows of NPTest, Inc.

3.	Accounts Receivable

Deductions to the allowance for doubtful accounts charged to income were $91 for January 1, 2003 to July 29, 2003, $400 in 2002, and $393 in 2001.

4.	Inventory

Inventory consists of the following:

December 31, 2002
Raw materials (including spare parts)	$79,457
Work in process	14,003
Finished goods	14,208

Total	$107,668

Inventory reserve aggregated $92,520 and $79,682 at December 31, 2001 and 2002, respectively.

NPTest, Inc. regularly monitors inventory quantities on hand and records a provision for excess and obsolete inventories based primarily on estimated forecast of product demand and production requirements. NPTest, Inc. recorded a charge to cost of net product revenue of $35,400 in October 2001 related primarily to the write down of certain inventory. This additional excess inventory charge was due to a significant decrease in forecasted revenue over the expected life cycle of the related products.

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

5.	Property, Plant and Equipment, Net

Property, plant and equipment (net) consists of the following:

December 31, 2002
Leasehold improvements	$22,601
Machinery and equipment	45,790

Total cost	68,391
Less: Accumulated depreciation	(42,695)

Total	$25,696

Depreciation expense totaled $10,761 in 2001, $9,522 in 2002, and $3,847 in the period January 1, 2003 through July 29, 2003.

6.	Accrued Liabilities

Accrued liabilities consist of the following:

December 31, 2002
Employee incentives	$5,257
Vacation	1,844
Other employee related accruals	3,186
Deferred income	3,987
Warranty	8,126
Other	5,843

Total	$28,243

During the first quarter of 2001 and third quarter of 2001, NPTest, Inc. recorded charges to cost of net product revenue of $200 and $200, respectively, related to reorganization, restructuring and reduction-in-force initiatives. These initiatives resulted in the elimination of 176 positions worldwide. The restructuring accrual was fully utilized in 2001. During the third quarter of 2002, NPTest, Inc. recorded a charge of approximately $300 resulting from the elimination of 23 positions in the U.S. In addition to this, NPTest, Inc. recorded in 2002 a charge of approximately $800 for payments made to the employees of NPTest, Inc. in Japan upon the completion of a legal reorganization in that country. Both accruals have been paid at December 31, 2002.

7.	Taxes on Income

Income (loss) subject to U.S. and foreign income taxes was as follows:

	From January 1 To July 29, 2003	December 31,
		2002	2001
United States	$(7,699)	$(7,639)	$(68,831)
Foreign	(427)	24,232	22,729

Total	$(8,126)	$16,593	$(46,102)

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

The following table shows current and deferred income tax provision (benefit) by taxing jurisdiction:

	From January 1 To July 29, 2003	December 31,
		2002	2001
Current:
United States—federal	$316	$(19,540)	$(13,833)
United States—state	(250)	(2,904)	(2,097)
Foreign	(4,872)	15,165	6,509

Total current	(4,806)	(7,279)	(9,421)

Deferred:
United States—federal	(3,727)	16,072	(11,504)
United States—state	(482)	2,066	(1,973)
Foreign	4,660	(8,742)	532

Total deferred	451	9,396	(12,945)

Total income tax provision (benefit)	$(4,355)	$2,117	$(22,366)

The following table shows the principal components of deferred tax assets:

December 31, 2002
Inventory valuation	$29,814
Allowance for doubtful accounts	343
Warranty	2,772
Accrued liabilities and other	3,902
Property, plant and equipment	(399)
Pension and post-retirement benefits	180
Net operating loss carryforwards	—
Total	$36,612

In the year ended December 31, 2002, the change in deferred tax assets was $20,386 of which $10,990 was related to pension and post retirement liabilities that were transferred to Schlumberger on December 31, 2002. The charge in deferred tax assets from January 1 to July 29, 2003 was $451.

The reconciliation between the statutory U.S. federal income tax on pretax income (loss) and the actual income tax provision (benefit) is:

	From January 1 To July 29, 2003	December 31,
		2002	2001
Federal income tax provision (benefit)	$(2,844)	$5,808	$(16,136)
State income taxes, net of federal income tax effect	(382)	(297)	(4,070)
Foreign operations taxed at other than U.S. rates	(298)	(2,061)	(914)
Tax credits	(883)	(1,684)	(1,600)
Permanent differences	52	351	354

Income tax provision (benefit)	$(4,355)	$2,117	$(22,366)

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

8.	Pension and Other Benefit Plans

These combined financial statements include allocations of Schlumberger Technology Corporation assets, liabilities and expenses related to pensions and other benefit plans managed by Schlumberger on a consolidated basis. In general these allocations were based upon actuarial calculations of the employee base. In October 2002, Schlumberger Limited terminated the participation of NPTest, Inc. employees in both the Schlumberger Pension Plan and the US Group Health Care Plan and Trust effective December 31, 2002. Upon termination of NPTest, Inc.’s participation, Schlumberger has also assumed the liabilities as of December 31, 2002 relating to these plans and any future obligations relating to these liabilities. NPTest, Inc. has therefore recorded a curtailment gain of $8,667 as of December 31, 2002 and has transferred the remaining liabilities of $26,240 to Schlumberger along with the related deferred tax assets of $10,990 through stockholder’s net investment. The North America 401(k) plan has been enhanced to mitigate the impact of the pension plan curtailment.

North America 401(k) plan

The enhanced 401(k) plan matches dollar-for-dollar, up to 4%, of employee’s contribution per pay period. If NPTest, Inc.’s net income is positive for the year, management may elect to further match the employee’s contributions up to 2%. In years of significant profitability, after completing the 401(k) match, management may elect to make profit sharing contributions. NPTest, Inc. has contributed $979 and $1,764, respectively, for the years ended December 31, 2001 and 2002 to the 401(k) plan, and $963 for the period January 1 to July 29, 2003.

U.S. Pension Plans

Prior to termination of NPTest, Inc.’s participation described above, Schlumberger Technology Corporation, a wholly owned subsidiary of Schlumberger, sponsored several defined benefit pension plans that cover substantially all employees. The benefits are based on years of service and compensation on a career-average pay basis. These plans are fully funded with a trustee in respect to past and current service. Charges to expense are based upon costs computed by independent actuaries. The funding policy is to annually contribute amounts that are allowable for federal income tax purposes. These contributions are intended to provide for benefits earned to date and those expected to be earned in the future.

The assumed discount rate, compensation increases and return on plan assets used to determine pension expense in 2001 were 7.5%, 4.5% and 9.0%, respectively. In 2002, the assumptions were 7.3%, 3.0% and 8.5%, respectively.

Allocated net pension cost in the U.S. for 2001 and 2002 included the following components:

	December 31,
	2002	2001
Service costs—benefits earned during the period	$2,289	$2,475
Interest cost on projected benefit obligation	3,158	3,059
Expected return on plan assets; actual return of $871, $(2,174) and $3,646	(2,867)	(3,048)
Amortization of transition assets	—	(62)
Amortization prior service cost/other	208	209
Amortization of unrecognized net gain		(82)
Curtailment loss	693	—

Total pension cost after curtailment loss	$3,481	$2,551

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

The change in the projected benefit obligation, plan assets and funded status of the plans at December 31, 2002 was as follows:

Change in projected benefit obligation:
Projected benefit obligation at beginning of year	$47,047
Service cost	2,289
Interest cost	3,158
Actuarial losses	1,489
Benefits paid	(1,704)
Curtailment	(5,410)

Projected benefit obligation at end of the year	$46,869

Change in plan assets:
Plan assets at market value at beginning of the year	$33,542
Actual return on plan assets	(3,646)
Benefits paid	(1,704)
Plan assets at market value at end of the year	$28,192

Deficit/(excess) of assets over projected benefit obligation	$18,677
Unrecognized net loss	(3,510)
Unrecognized prior service cost	—
Pension liability transferred to Schlumberger	(15,167)

Pension liability	$—

The assumed discount rate, the rate of compensation increases and the expected long-term rate of return on plan assets used to determine the projected benefit obligations were 6.8%, 3.0% and 8.5%, respectively, in 2002. Plan assets on December 31, 2002, consisted of common stocks ($16,378), cash or cash equivalents ($3,063), fixed income investments ($7,126) and other investments ($1,625). On December 31, 2002, there is no investment of the plan assets in Schlumberger common stock.

Non-U.S. pension plans

Outside the U.S., NPTest, Inc. sponsored several defined benefit and defined contribution plans that cover substantially all employees. Where applicable, employees are covered by statutory plans. For defined benefit plans, charges to expense are based upon costs computed by independent actuaries. These plans are substantially fully funded with trustees in respect to past and current service.

At December 31, 2002, the pension liability was $445. The expenses associated to these plans were not material in the years ended December 31, 2001 and 2002 or during the period January 1, 2003 through July 29, 2003.

Post-retirement benefits other than pensions

Prior to termination of NPTest, Inc.’s participation described above, Schlumberger Technology Corporation provided certain health care benefits to former employees who have retired under the U.S. pension plans.

The principal actuarial assumptions used to measure costs were a discount rate of 7.5% in 2001 and 7.3% in 2002. The overall medical cost trend rate assumption is 9.5% graded to 5.0% over the next six years and 5.0% thereafter.

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

Allocated net periodic post-retirement benefit cost in the U.S. for 2001 and 2002 included the following components:

	December 31,
	2002	2001
Service costs—benefits earned during the period	$856	$717
Interest cost on accumulated post-retirement benefit obligation	1,260	1,046
Amortization of unrecognized net gain and other	(12)	(12)
Curtailment gain	(9,360)	—

Net post-retirement benefit (income)/cost after curtailment	$(7,256)	$1,751

The change in accumulated post-retirement benefit obligation and funded status on December 31, 2002 was as follows:

2002
Accumulated post-retirement benefit obligation at the beginning of the year	$16,230
Service cost	856
Interest cost	1,260
Actuarial losses	3,143
Benefits paid	(512)
Curtailment	(9,904)

Accumulated post-retirement benefit obligation at the end of the year	11,073
Unrecognized net gain	—
Unrecognized prior service cost/other	—
Post-retirement benefit liability transferred to Schlumberger	(11,073)

Post-retirement benefit liability	$—

The components of the accumulated post-retirement benefit obligation on December 31 2002, were as follows:

2002
Retirees	$6,497
Fully eligible	4,576
Actives	—
$11,073

The assumed discount rate used to determine the accumulated post-retirement benefit obligation was 6.8% for 2002.

If the assumed medical cost trend rate was increased by one percentage point, health care cost in 2002 would have been $2,610, and the accumulated post-retirement benefit obligation would have been $12,486 on December 31, 2002.

If the assumed medical cost trend rate was decreased by one percentage point, health care cost in 2002 would have been $1,736, and the accumulated post-retirement benefit obligation would have been $9,887 on December 31, 2002.

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

9.	Leases and Lease Commitments

Minimum rental commitments under non-cancelable operating leases, primarily real estate and office facilities in effect at July 29, 2003 for the period from July 30, 2003 through December 31, 2003 is $1,976, while commitments for years beyond 2003 are as follows:

Years ending December 31,
2004	4,330
2005	4,923
2006	4,746
2007	3,892
and thereafter	8,741

Total	$26,632

Operating lease rental expense aggregated $6,820 and $4,760 for 2001 and 2002 respectively.

10.	Stock Option Plans and Employee Stock Purchase Plan

Employees of NPTest, Inc. participated in the Schlumberger stock option plans. As of December 31, 2002, Schlumberger had two types of stock-based compensation plans, which are described below.

Stock Option Plans

During 2001 and 2002, and in prior years, officers and key employees were granted stock options under Schlumberger stock option plans. For all of the stock options granted, the exercise price of each option equals the market price of Schlumberger stock on the date of grant; an option’s maximum term is ten years, and options generally vest in 20% increments over five years. There were no options granted to officers and employees of the Company in 2003 under the Schlumberger stock option plans.

As required by SFAS 123, the fair value of each grant is estimated on the date of grant using the multiple option Black-Scholes option-pricing model with the following weighted-average assumptions used for 2001 and 2002: dividend of $0.75; 32-35% for 2001 grants and 35-36% for 2002 grants; risk-free interest rates of 3.9-5.0% for 2001 grants and 4.73% for the 2002 grants; and expected option lives of 5.02 years for 2001 grants and 5.07 years for 2002 grants.

A summary of the status of the stock option grants to employees of NPTest, Inc. under Schlumberger stock option plans as of December 31, 2001 and 2002 and changes during the years ending on those dates is presented below:

	Year Ending December 31
	2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Fixed Option
Outstanding at beginning of year	630,181	$58.27	617,442	$57.83
Granted/Transferred In	3,750	$55.75	25,000	$62.38
Exercised	(32,948)	$31.13	(9,761)	$34.95
Forfeited	(4,648)	$82.31	(2,500)	$82.28

Outstanding at year-end	596,335	$82.31	630,181	$58.27

Options exercisable at year-end	437,557		384,140
Weighted-average fair value of
Options granted during the year	$20.12		$17.72

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

Employee Stock Purchase Plan

Under the Schlumberger Discounted Stock Purchase Plan, Schlumberger is authorized to issue up to 22,012,245 shares of common stock to its employees. Under the terms of the Plan, employees can choose each year to have up to 10% of their annual earnings withheld to purchase Schlumberger common stock. The purchase price of the stock is 85% of the lower of its beginning or end of the Plan year market price. Under the Plan, Schlumberger sold 45,652 shares in 2001 and 51,727 shares in 2002 to employees of NPTest, Inc. Compensation cost has been computed for the fair value of the employees’ purchase rights and included in the preceding pro forma presentation, using the Black- Scholes model with the following assumptions for 2000, 2001 and 2002: dividend of $0.75; expected life of one year; expected volatility of 36% for 2001 and 34% for 2002; and risk-free interest rates of 3.03% for 2001 and 1.74% for 2002. The weighted average fair value of those purchase rights granted in 2001 and 2002 was $15.54 and $13.32, respectively.

2002 Stock Option Plan

In May 2002, NPTest, Inc.’s Board of Directors adopted and NPTest, Inc.’s stockholders approved the 2002 Stock Option Plan, referred to as the “2002 Plan.” The Plan was never made effective and was terminated in June 2003.

11.	Related Party Transactions

The combined financial statements include allocations of certain corporate expenses, including legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other corporate and infrastructure costs. These services were provided until the third quarter of 2002 by wholly owned subsidiaries of Schlumberger and are allocated to NPTest, Inc. These allocations have been determined on bases that Schlumberger and NPTest, Inc. considered to be a reasonable reflection of the utilization of services provided or the benefit received by NPTest, Inc. The allocation methods are based on the nature of the costs being allocated and include relative sales, headcount, square footage and others. Allocated costs included in the combined statement of operations for year ended December 31, 2002 and 2001 were as follows:

	2002	2001
Selling, general and administrative	$4,023	$8,396

Cost of net revenue includes amounts of $1,848 and $3,904, respectively, for the years ended December 31, 2001 and 2002 respectively, for net costs related to manufacturing outsourced to the Schlumberger factory in St. Etienne, France.

There was no intercompany debt with Schlumberger and its subsidiaries. All net contributions from Schlumberger and its subsidiaries were of a permanent nature and are included within stockholder’s net investment.

Current related party receivables and payables balances included in the combined balance sheets represent amounts arising from inter-company transactions entered into by NPTest, Inc., to settle outstanding intercompany receivables and payables with other Schlumberger entities. Related party payables primarily relate to payroll, other employee costs and other shared services paid by Schlumberger on behalf of NPTest, Inc.

In certain countries, there are tax sharing arrangements between NPTest, Inc. and the respective entity of Schlumberger. In certain countries, NPTest, Inc. is a division of the Schlumberger legal entity that is the ultimate taxpayer in that jurisdiction.

It is not practical to disclose what the operating results would have been had NPTest, Inc. operated on a stand-alone basis.

There are no lease commitments to Schlumberger or any of its subsidiaries.

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

12.	Commitments and Contingencies

NPTest, Inc. is party to various legal proceedings and claims which arise in the ordinary course of business. As of December 31, 2002 there are no such matters pending that NPTest, Inc. expects to have a material effect on NPTest, Inc.’s financial condition, results of operations and cash flows.

NPTest, Inc. accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranty services. The majority of products are generally covered by a warranty ranging from 90 days to two years. The following table summarizes the activity related to accrual for the product warranty during the year ended December 31, 2002 and for the period from January 1 to July 29, 2003:

Warranty
Balance at January 1, 2002	$9,310
Accrual for warranties during the year	12,095
Settlements made during the year	(13,279)

Balance at December 31, 2002 (included in accrued liabilities)	8,126
Accrual for warranties from January 1, to July 29, 2003	5,650
Settlements made during the year	(5,689)

Balance at July 29, 2003	$8,087

NPTest, Inc. indemnifies certain customers, distributors, suppliers, and subcontractors for attorney fees and damages and costs awarded against parties in certain circumstances in which its products are alleged to infringe third-party intellectual property rights, including patents, registered trademarks, or copyrights. The terms of indemnification obligations are generally perpetual from the effective date of the agreement. In certain cases, there are limits on and exceptions to the potential liability for indemnification relating to intellectual property infringement claims. NPTest, Inc. cannot estimate the amount of potential future payments, if any, that it might be required to make as a result of these agreements. To date, NPTest, Inc. has not paid any claim or been required to defend any claim related to its indemnification obligations, and accordingly, NPTest, Inc. has not accrued any amounts for indemnification obligations. However, there can be no assurances that NPTest, Inc. will not have any future financial exposure under those indemnification obligations.

13.	Segment Information

NPTest, Inc. has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This statement requires enterprises to report information about operating segments in annual financial statements. It also establishes standards for related disclosures about products, geographic areas and major customers. The method of determining what information to report is based upon the “management” approach. NPTest, Inc.’s chief operating decision-maker reviews revenues by both geography and customer. NPTest, Inc. is not organized into business units nor does NPTest, Inc. capture expenses or allocate resources based on segmentation of the business. Therefore, NPTest, Inc. believes that it operates in a single industry segment.

Its revenue by geographic area based on the location of its customers is as follows:

	From January 1 To July 29,	December 31,
	2003	2002	2001
France	$14,599	$22,132	$22,409
Italy	6,880	4,530	13,176
Other in Europe	3,731	8,426	16,146
United States	64,058	126,267	86,042
Other in North America	1,225	1,307	754
Taiwan	17,489	41,562	19,667
Malaysia	5,177	11,819	27,912
Other in Asia	3,484	6,019	14,336
Japan	13,227	21,429	20,490

Total	$129,870	$243,491	$220,932

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

Revenue outside North America was 61% and 48% of total revenue for the years ended December 31, 2001 and 2002, respectively and 50% for the period from January 1 to July 29, 2003.

Intel and ST Microelectronics accounted for approximately 37% and 18% of revenue for the year ended December 31, 2001, 52% and 10% of revenue for the year ended December 31, 2002, 41% and 14% of revenue for the period from January 1 to July 29, 2003.

Intel and ST Microelectronics accounted for approximately 17% and 13% of Accounts Receivable at December 31, 2002.

Property and equipment by location is as follows:

Property and equipment, net:
United States	$24,149
Other countries	1,547

Total	$25,696

14.	Subsequent Events

Sale of NPTest, Inc. by Schlumberger

Stock Purchase and Sale Agreement

On July 29, 2003, NPTest Holding Corporation (a wholly-owned subsidiary of NPTest Holding LLC) purchased NPTest, Inc. from Schlumberger for approximately $222,479, subject to a customary post-closing working capital adjustment. In connection with the acquisition, NPTest Holding Corporation agreed that Schlumberger would have a right to participate, to a limited extent, in a portion of future increases in the value of the business.

In particular, under the agreement, NPTest Holding Corporation will be required to make payments to Schlumberger under the following scenarios:

•	if NPTest Holding, LLC at any time distributes to its members of NPTest Holding Corporation stock, or other consideration in respect of the stock of NPTest Holding Corporation, with a cumulative aggregate value in excess of $330,000. Upon the first such distribution, NPTest Holding Corporation would make a payment equal to 15% of the excess of the aggregate value of the distribution by NPTest Holding, LLC to its members over $330,000 which would be in the same form (i.e. cash or stock) as the distribution. Upon any subsequent distribution, NPTest Holding Corporation would make a payment equal to 15% of that subsequent distribution; or

•	on the earlier of (i) the first anniversary of the completion of this offering or (ii) the date after the offering that NPTest Holding, LLC has received at least $330,000 in cash proceeds and/or distributions related to the stock of NPTest Holding Corporation. Upon this date, Schlumberger will have the option, at its election (a “Value Increase Election”), to receive from NPTest Holding Corporation a one-time payment, in lieu of any other payments, equal to 15% of the excess over $330,000 of the sum of the then current value of NPTest Holding, LLC’s remaining holdings of the stock of NPTest Holding Corporation plus any proceeds related to the stock of NPTest Holding Corporation previously received by NPTest Holding, LLC; or

•

on the earlier of (i) the first anniversary of the closing of a merger, acquisition or sale of all or substantially all of the assets of NPTest Holding Corporation in which either (a) NPTest Holding, LLC receives (together with all cash proceeds related to the stock of NPTest Holding Corporation previously received by NPTest Holding, LLC) at least $330,000 in cash proceeds and/or

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

distributions related to the stock of NPTest Holding Corporation or (b) NPTest Holding, LLC receives proceeds consisting only of cash and freely tradeable securities, or (ii) the date after such a merger, acquisition or sale that NPTest Holding, LLC has received at least $330,000 in cash proceeds related to stock of NPTest Holding Corporation. Upon this date, Schlumberger will have the option, at its election (an “Acquisition Election”), to receive from NPTest Holding Corporation a one-time payment, in lieu of any other payments, equal to 15% of the excess over $330,000 of the sum of the then current value of NPTest Holding, LLC’s remaining holdings of the stock of NPTest Holding Corporation plus any proceeds related to the stock of NPTest Holding Corporation previously received by NPTest Holding, LLC plus the consideration received by NPTest Holding, LLC from the acquisition.

If Schlumberger makes a Value Increase Election or an Acquisition Election, NPTest Holding Corporation may choose to make the payment in any combination of cash or stock. If NPTest Holding Corporation makes the payment in stock, NPTest Holding Corporation has agreed to use the its reasonable efforts to give Schlumberger customary registration rights.

Intellectual Property Cross-License Agreement

In connection with the acquisition from Schlumberger, NPTest Holding Corporation entered into an Intellectual Property Cross-License Agreement with Schlumberger pursuant to which each party grants a personal, irrevocable, non-exclusive, worldwide, fully-paid, royalty-free and generally non-transferable license to its technology to the other party in connection with the other party’s non-competitive business (subject to certain restrictions), but only to the extent the technology has been disclosed to or is in the possession of the other party as of the effective date of the acquisition. Each party will be able to sublicense the technology licensed to its distributors, resellers, customers, systems integrators, distribution channels and, subject to certain limitations, transferees of any going businesses of such party. The purpose of the license agreement is to enable each party to continue to operate their businesses as conducted before the acquisition without infringing on the intellectual property rights of the other party.

Transition Services Agreement

In connection with the acquisition from Schlumberger, NPTest Holding Corporation entered into a transition services agreement with Schlumberger through certain of its subsidiaries under which NPTest Holding Corporation and Schlumberger will provide each other various services to facilitate the sale of the business. Under the transition services agreement, NPTest Holding Corporation agreed to provide Schlumberger with access to certain information systems and facilities, accounting services and certain other assistance in transitioning the separation of NPTest Holding Corporation’s business. NPTest Holding Corporation is required to provide these services until December 31, 2003, unless Schlumberger elects to shorten or extend this period in accordance with the agreement. During the time that these services are provided, Schlumberger is required to pay NPTest Holding Corporation $89 per month. The transition services agreement also requires Schlumberger to provide NPTest Holding Corporation services that include payroll, continuation of employee benefits, retirement plans and services related to its facilities. Schlumberger is required to provide these services until July 29, 2004, unless NPTest Holding Corporation elects to shorten this period in accordance with the agreement. During the time that Schlumberger provides these services, NPTest Holding Corporation is required to pay Schlumberger up to $10 per month with respect to payroll services and additional fees that vary by country and facilities with respect to the other services being provided.

Taxes

All taxes and tax benefits of the U.S. federal consolidated group and of any state combined group in which NPTest Holding Corporation is included through the date of sale will be for the account of Schlumberger. In general, NPTest Holding Corporation will be responsible for all other income taxes, and will be entitled to all other income tax benefits, attributable to it. The agreement sets out certain limits on NPTest Holding Corporation’s ability to obtain a refund from a carryback to a year in which NPTest Holding Corporation and Schlumberger joined in a consolidated or combined return. The agreement also provides that NPTest Holding Corporation will indemnify Schlumberger for any taxes for which NPTest Holding Corporation is responsible under the agreement and Schlumberger will indemnify NPTest Holding Corporation for any taxes

NPTest, Inc.

Notes to Combined Financial Statements (continued)

(in thousands, except share and per share data)

for which Schlumberger is responsible under the agreement. In addition, the agreement defines responsibilities for the preparation and filing of returns and payment of taxes and includes provisions concerning indemnification, provision of information, mutual cooperation and related matters.

Agreements with Francisco Partners

Advisory Agreement

In July 2003, NPTest Holding Corporation entered into an advisory agreement with Francisco Partners pursuant to which Francisco Partners may provide financial, advisory and consulting services to NPTest Holding Corporation and its subsidiaries. This agreement will be amended effective upon the completion of the initial public offering of NPTest Holding Corporation’s common stock. Under the original agreement, in exchange for such services (if and when provided), Francisco Partners would be entitled to receive fees billed at their customary rates for actual time spent performing such services plus reimbursement for out-of-pocket expenses. In lieu of these hourly fees, Francisco Partners may elect to receive an annual advisory fee in an amount equal to the greater of $2,000 per year or 0.6% of NPTest Holding Corporation’s consolidated annual revenue for the last twelve months, plus out-of-pocket expenses. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement has an initial term of ten years. The advisory agreement includes customary indemnification provisions in favor of Francisco Partners. Francisco Partners and Shah Management received a one-time fee of $6,270, plus reasonable out-of-pocket expenses for services rendered in connection with the structuring of the financing of the acquisition from Schlumberger.

Loan Guaranty

In connection with the acquisition of NPTest, Inc., NPTest Holding Corporation received a $75,000 senior term loan from Citicorp North America, Inc., an affiliate of one of the underwriters of NPTest Holding Corporation’s proposed initial public offering, which NPTest Holding Corporation intends to repay using a portion of the proceeds of the initial public offering of NPTest Holding Corporation’s common stock. Francisco Partners has guaranteed the repayment of that loan. The guarantee will terminate upon repayment of the senior term loan. The senior term loan bears interest at an annual rate of LIBOR plus 150 basis points and matures on July 29, 2006.

Item 9.	Change in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

As required by Rule 13a-15(b), NPTest Holding Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report, of the effectiveness of the Company’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report. As required by Rule 13a-15(d), the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, also conducted an evaluation of the Company’s internal control over financial reporting to determine whether any changes occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there has been no such change during the fourth fiscal quarter.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.

PART III

Pursuant to Paragraph G(3) of the General Instructions to Form 10-K, portions of the information required by Part III of this Annual Report on Form 10-K are either incorporated by reference from NPTest’s Proxy Statement to be filed with the SEC in connection with the 2004 Annual Meeting of Stockholders (the “Proxy Statement”) or will be filed by amendment to this Annual Report on Form 10-K within 120 days of the end of the last fiscal year.

Item 10.	Directors and Executive Officers of the Registrant

For the information required by this Item, see “Information About Executive Officers” in the Proxy Statement, which is incorporated herein by reference. For information required about the Company’s audit committee, see information about “Audit Committee” in the Proxy Statement, which is incorporate herein by reference. If the Proxy Statement is not filed within 120 days of the end of the last fiscal year, this information will be filed by an amendment to this Annual Report on Form 10-K.

Information concerning Section 16(a) beneficial ownership reporting compliance appears in NPTest’s Proxy Statement, under “Section 16(a) Beneficial Ownership Reporting Compliance.” This portion of the Proxy Statement is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the last fiscal year, this information will be filed by an amendment to this Annual Report on Form 10-K.

NPTest has adopted the Standards of Business Conduct, a code of ethics with which every person who works for the Company is expected to comply. The Standards of Business Conduct are publicly available on NPTest’s website under the Investor Relations - Corporate Governance Section - visit www.nptest.com. This website address is intended to be inactive, textual reference only; none of the material on this website is part of this report. If any substantive amendments are made to the Standards of Business Conduct or grant any waiver, including any implicit waiver, from a provision of the code to NPTest’s Chief Executive Officer, Chief Financial Officer or Controller, NPTest will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

Item 11.	Executive Compensation

For the information required by this Item, see “Executive Compensation” in the Proxy Statement which is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the last fiscal year, this information will be filed by an amendment to this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

For the information required by this item, see “Security Ownership – Principal Stockholders and Security Ownership of Management” in the Proxy Statement, which is incorporated here in by reference. If the Proxy Statement is not filed within 120 days of the end of the last fiscal year, this information will be filed by an amendment to this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Relationship with Francisco Partners

On July 29, 2003, NPTest Holding, LLC, which is principally owned by Francisco Partners (95.7%) and Shah Management (3.6%), acquired NPTest, Inc. As of 2003, NPTest Holding, LLC beneficially owned approximately 63.4% of our outstanding common stock. Two of our directors, Messrs. Ball and Deb, are partners in Francisco Partners. Set forth below is a brief description of the existing relationships and agreements between Francisco Partners and us.

Advisory Agreement

In July 2003, we entered into an advisory agreement with Francisco Partners pursuant to which Francisco Partners may provide financial, advisory and consulting services to our subsidiaries and us. These services have included executive and management services; identification, support and analysis of acquisitions and dispositions by us or our subsidiaries; support and analysis of financing alternatives; finance functions, including assistance in the preparation of financial projections, and monitoring of compliance with financing agreements; human resource functions, including searching for and hiring of executives; and other services for us or our subsidiaries upon which our board of directors and Francisco Partners agree. Specific services provided by Francisco Partners to date have included, among others: assistance in the negotiation of our $75.0 million senior term loan; the design of our equity capital structure and assistance with analysis of our structure for tax purposes; analyzing various financing alternatives; assistance in the identification and hiring of David Mullin as Chief Financial Officer; assistance in the acquisition of director and officer insurance; creation of our employee stock incentive plan; and negotiation of certain employment contracts.

This agreement was amended effective upon the completion of our initial public offering. Under the original agreement, in exchange for such services (if and when provided), Francisco Partners would be entitled to receive fees billed at their customary rates for actual time spent performing such services, plus reimbursement for out-of-pocket expenses. In lieu of these hourly fees, Francisco Partners may elect to receive an annual advisory fee in an amount equal to the greater of $2.0 million per year or 0.6% of our annual revenue for the last twelve months, plus out-of-pocket expenses. There are no minimum levels of service required to be provided pursuant to the advisory agreement. The advisory agreement has an initial term of ten years. The advisory agreement includes customary indemnification provisions in favor of Francisco Partners. Francisco Partners and Shah Management received a one-time fee of $6.27 million, plus reasonable out-of-pocket expenses, for services rendered in connection with the structuring of the financing of our acquisition from Schlumberger.

Pursuant to the amended advisory agreement, we paid to Francisco Partners $5.0 million from the proceeds of our initial public offering for financing and other services provided to us. Francisco Partners will no longer be required to provide advisory services under the original advisory agreement and all future annual advisory fees under the original advisory agreement will cease. However, we may pay future service fees to Francisco Partners under the amended agreement in exchange for any acquisition, financing or other services as Francisco Partners and we may agree. The amended advisory agreement will include customary indemnification provisions in favor of Francisco Partners.

Stockholders’ Agreement

NPTest Holding, LLC and we have entered into a stockholders’ agreement. The stockholders’ agreement covers matters of corporate governance, restrictions on transfer of our securities, registration rights and information rights.

Corporate Governance. The stockholders’ agreement provides that NPTest Holding, LLC has the right to nominate for election a majority of the members of our board of directors. However, if NPTest Holding, LLC holds less than 25% of our common stock its right to nominate directors will be reduced so that it will have a right to nominate one-fourth of the members of the Board, rounded up to the nearest whole number of members; if NPTest Holding, LLC holds less than 20% of our common stock, its right will be reduced so that it will have a right to nominate one-fifth of the members, rounded up to the nearest whole number of members; if NPTest Holding, LLC holds less than 10% of our common stock, its right will be reduced so that it will have a right to nominate one-tenth of the members, rounded up to the nearest whole number of members; and such right will terminate completely when its beneficial ownership interest falls below 5%. The board may not take certain significant actions without the approval of NPTest Holding, LLC as long as it owns at least 25% of our outstanding common stock. These actions include: mergers, acquisitions or certain sales of assets; any liquidation, dissolution or bankruptcy; issuances of securities; determination of compensation and benefits for our chief executive officer and chief financial officer; appointment or dismissal of any of the chairman of the board of directors, chief executive officer, chief financial officer or any other executive officer in any similar capacity; amendments to the stockholders’ agreement or exercise or waiver of rights under the stockholders’ agreement; amendments to our charter or bylaws; any increase or decrease in the number of directors that comprise the board; the declaration of dividends or other distributions; any incurrence or refinancing of indebtedness in excess of $10 million; approval of our business plan, budget and strategy; and modification of our long-term business strategy. All of the provisions of the stockholders’ agreement are expressly subject to any requirements as to governance imposed by rules of the Securities and Exchange Commission, the NASDAQ National Market or any other exchange on which our securities are listed.

Restrictions on Transfer. Generally, the parties to the stockholders’ agreement are prohibited from transferring their securities of NPTest Holding Corporation without complying with restrictions relating to the timing of the transfer, the number of securities subject to the transfer and the transferee of such securities.

Registration Rights. NPTest Holding, LLC and other stockholders who became party to the stockholders’ agreement have registration rights with respect to our common stock pursuant to the stockholders’ agreement.

Demand Registration. The stockholders’ agreement provides that, after we have completed this offering and upon the expiration of the lock-up period imposed by the underwriters, we can be required to effect additional registration statements, or “demand registrations,” registering the securities held by NPTest Holding, LLC. We are required to pay the registration expenses in connection with each demand registration. We may decline to honor any of these demand registrations if the size of the offering does not reach a defined dollar threshold or if we have affected a demand registration within the preceding six months. If a demand registration is underwritten and the managing underwriter advises us that the number of securities offered to the public needs to be reduced, priority of inclusion in the demand registration shall be such that first priority shall be given to NPTest Holding, LLC and its permitted transferees.

Incidental Registration. In addition to our obligations with respect to demand registrations, if we propose to register any of our securities, other than a registration on Form S-8 or S-4 or successor forms to these forms, whether or not such registration is for our own account, we shall give each stockholder who is a party to the stockholders’ agreement the opportunity to participate in such registration. These rights do not apply in connection with this offering. Expenses relating to these “incidental registrations” are required to be paid by us. If an incidental registration is underwritten and the managing underwriter advises us that the number of securities offered to the public needs to be reduced, priority of inclusion in the demand registration shall be such that first priority shall be given to us and second priority shall be given to NPTest Holding, LLC and its permitted transferees. We and the stockholders selling securities under a registration statement are required to enter into customary indemnification and contribution arrangements with respect to each registration statement.

Information Rights. So long as NPTest Holding, LLC or any party to the stockholders’ agreement holds any of our securities, they have the right to receive from us financial information, monthly management reports, reports from our independent public accountants and such additional information regarding our financial position or business as they may reasonably request.

Exchange of Preferred Stock

In order to finance our acquisition of NPTest, Inc., we issued $68 million of convertible mandatory redeemable preferred stock to NPTest Holding, LLC, and our subsidiary, NPTest Capital Corporation, issued $50 million of mandatory redeemable preferred stock to NPTest Holding, LLC.

On December 16, 2003, we redeemed $20.75 million of NPTest Holding, LLC’s shares of mandatory redeemable preferred stock of NPTest Capital Corporation for cash from the proceeds of our initial public offering. We also exchanged at $12.00 per share of common stock, all of its remaining shares of preferred stock of NPTest Capital Corporation (including the additional amounts accreted from July 29, 2003 through December 16, 2003) for 2,566,247 shares of our common stock.

On December 16, 2003, NPTest Holding, LLC also exchanged all of its shares of our convertible mandatory redeemable preferred stock (including the additional amounts accreted from July 29, 2003 through December 16, 2003) for 17,195,325 shares of our common stock at $4.09216 per share, the conversion price of the preferred stock.

Transactions with Schlumberger

Stock Purchase and Sale Agreement

In July 2003, NPTest Holding, LLC, a company controlled by Francisco Partners and Shah Management, purchased NPTest, Inc. from Schlumberger for approximately $220 million. In connection with the acquisition, we agreed that Schlumberger would have a right to participate, to a limited extent, in a portion of future increases in the value of the business.

In particular, under the agreement, we will be required to make payments to Schlumberger under the following scenarios:

•	if NPTest Holding, LLC at any time in the future distributes to its members our stock or other consideration in respect of our stock, with a cumulative aggregate value in excess of $330 million. Upon the first such distribution, we would make a payment equal to 15% of the excess of the aggregate value of the distribution by NPTest Holding, LLC to its members over $330 million which would be in the same form (i.e. cash or stock) as the distribution. Upon each and every subsequent distribution at any point in the future, we would make a payment equal to 15% of that subsequent distribution; or

•	on the earlier of (i) the first anniversary of the completion of initial public offering or (ii) the date after the initial public offering that NPTest Holding, LLC has received at least $330 million in cash proceeds and/or distributions related to our stock. Upon this date, Schlumberger will have the option, at its election (a “Value Increase Election”), to receive from us a one-time payment, in lieu of any other payments, equal to 15% of the excess over $330 million of the sum of the then current value of NPTest Holding, LLC’s remaining holdings of our stock plus any proceeds related to our stock previously received by NPTest Holding, LLC; or

•	on the earlier of (i) the first anniversary of the closing of a merger, acquisition or sale of all or substantially all of our assets in which either (a) NPTest Holding, LLC receives (together with all cash proceeds related to our stock previously received by NPTest Holding, LLC) at least $330 million in cash proceeds and/or distributions related to our stock or (b) NPTest Holding, LLC receives proceeds consisting only of cash and freely tradeable securities, or (ii) the date after such a merger, acquisition or sale that NPTest Holding, LLC has received at least $330 million in cash proceeds related to our stock. Upon this date, Schlumberger will have the option, at its election (an “Acquisition Election”), to receive from us a one-time payment, in lieu of any other payments, equal to 15% of the excess over $330 million of the sum of the then current value of NPTest Holding, LLC’s remaining holdings of our stock plus any proceeds related to our stock previously received by NPTest Holding, LLC plus the consideration received by NPTest Holding, LLC from the acquisition

If Schlumberger makes a Value Increase Election or an Acquisition Election, we may choose to make the payment in any combination of cash or stock. If we make the payment in stock, we have agreed to use our reasonable efforts to give Schlumberger customary registration rights.

Intellectual Property Cross-License Agreement

In connection with our acquisition from Schlumberger, we entered into an Intellectual Property Cross-License Agreement with Schlumberger pursuant to which each party grants a personal, irrevocable, non-exclusive, worldwide, fully-paid, royalty-free and generally non-transferable license to its technology to the other party in connection with the other party’s non-competitive business (subject to certain restrictions), but only to the extent the technology had been disclosed to or was in the possession of the other party as of the effective date of the acquisition. Schlumberger can use the licensed technology in connection with any and all products and services of those businesses conducted by Schlumberger as of the effective date of the acquisition, other than (i) the business of providing advanced test and diagnostic systems as well as engineering services to the semiconductor industry and (ii) any business outside the business of providing oil and gas exploration and production services and solutions and technology to the petroleum industry to the extent that such a business is transferred to a third party or a third party acquires control of such a business. With respect to our software products that are commercially released as of the effective date of the acquisition, Schlumberger is limited under the agreement to using a certain specified percentage of the lines of code of any such commercially released software product in any Schlumberger product sold to a third party. The licenses granted to each party’s technology continue in perpetuity, or, in the case of copyrights, database rights, and mask work rights, until the expiration of their respective term. Each party will be able to sublicense the technology licensed to its distributors, resellers, customers, systems integrators, distribution channels and, subject to certain limitations, transferees of any ongoing businesses of such party. The purpose of the license agreement is to enable each party to continue to operate their businesses as conducted before the acquisition without infringing on the intellectual property rights of the other party. Each party may only terminate the licenses and rights granted to it by the other party, and the parties have agreed that there is no other right to termination and that remedies for breach are the recovery of damages and appropriate equitable relief other then termination of the licenses.

Transition Services Agreement

In connection with our acquisition of NPTest, Inc. from Schlumberger, we entered into a transition services agreement with Schlumberger through certain of our subsidiaries under which Schlumberger and we agreed to provide each other various services to facilitate our acquisition of NPTest, Inc.

Under the transition services agreement, we agreed to provide Schlumberger with access to certain information systems and facilities, accounting services and certain other assistance in transitioning the separation of our business. We were required to provide these services until December 31, 2003. During the time that we provided these services, Schlumberger was required to pay us $89,000 per month.

The transition services agreement also requires Schlumberger to provide us services that include payroll, continuation of employee benefits, retirement plans and services related to our facilities. Schlumberger is required to provide these services until July 29, 2004, unless we elect to shorten this period in accordance with the agreement. During the time that Schlumberger provides these services, we are required to pay Schlumberger up to $10,150 per month with respect to payroll services and additional fees that vary by country and facilities with respect to the other services being provided.

Divestiture Bonuses

Upon our acquisition of NPTest, Inc. from Schlumberger, the officers and substantially all employees of NPTest, Inc. received aggregate bonuses of $7.7 million. These bonuses were funded by Schlumberger and were recorded in the January 1, 2003 to July 29, 2003 period. The divestiture bonus for the executive officers was paid in recognition of efforts associated with meeting divestiture objectives, the termination of certain benefits provided by Schlumberger and the regular performance bonus for the first six months of 2003. For more information regarding divestiture bonuses, see “Executive Compensation” in the Proxy Statement, which is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the last fiscal year, this information will be filed by an amendment to this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services

For the information required by this Item, see “Principal Accountant Fees and Services” in the Proxy Statement, which is incorporated herein by reference. If the Proxy Statement is not filed within 120 days of the end of the last fiscal year, this information will be filed by an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

The following financial statements and schedules of the Registrant are contained in Item 8 of this Annual Report on Form 10-K:

NPTest Holding Corporation Financial Information
Report of Independent Auditors
Consolidated Balance Sheet at December 31, 2003
Consolidated Statement of Operations for period from June 20, 2003 (date of inception) to December 31, 2003
Consolidated Statement of Stockholders’ Equity at December 31, 2003
Consolidated Statement of Cash Flows for period from June 20, 2003 (date of inception) to December 31, 2003
Notes to Consolidated Financial Statements

NPTest, Inc. Financial Information
Report of Independent Auditors
Combined Balance Sheet at December 31, 2002
Combined Statement of Operations for period from January 1, 2003 to July 29, 2003 and years ended December 31, 2002 and 2001
Combined Statement of Stockholders’ Net Investment for period from January 1, 2003 to July 29, 2003 and years ended December 31, 2002 and 2001.
Combined Statement of Cash Flows for years ended December 31, 2002 and 2001
Notes to Combined Financial Statements

2.	Financial Statement Schedules:

The following financial statement schedule of the Registrant is filed as part of this Annual Report on Form 10-K and should be read in conjunction with the financial statements:

Schedule II – Valuation and Qualifying Accounts

All other schedules are omitted because they are either not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

3.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated February 22, 2004 by and during Credence Systems Configuration, Catalina Corporation and NPTest Holding Corporation.[1]

3.1	Amended and Restated Certificate of Incorporation of NPTest Holding Corporation.

3.2	Bylaws of NPTest Holding Corporation.

10.1	Stock Purchase and Sale Agreement dated June 24, 2003, by and among Schlumberger Technology Corporation, Schlumberger Technologies, Inc., Schlumberger B.V., NPTest Holding Corporation and NPTest Acquisition Corporation (the “Stock Purchase Agreement”).[2]

10.2	Amendment No. 1 to the Stock Purchase Agreement dated July 29, 2003.[3]

10.3	Advisory Agreement dated July 29, 2003 by and among NPTest Holding Corporation, NPTest Acquisition Corporation and Francisco Partners GP, LLC.[4]

10.4	Employment Agreement dated July 29, 2003 by and among NPTest Holding Corporation and Ashok Belani.[5]

10.5	Amended and Restated Employment Agreement dated December 4, 2003 by and between NPTest Holding Corporation and Jean-Luc Pelissier. [6]

10.6	Employment Agreement dated July 29, 2003 by and between NPTest Holding Corporation and Jack Sexton. [7]

10.7	NPTest Holding Corporation 2003 Stock Incentive Plan. [8]

10.8	Form of Stock Option Agreement. [9]

10.9	Form of Indemnification Agreement between NPTest Holding Corporation and each of its directors and executive officers. [10]

10.10	Stockholder’s Agreement.

10.11	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.3.

10.12	Employment Agreement dated September 22, 2003 by and between NPTest Holding Corporation and David Mullin. [13]

21.1	Subsidiaries of NPTest Holding Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements of NPTest Holding Corporation.

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements NPTest, Inc.

31.1	Certification of Ashok Belani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Mullin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ashok Belani and David Mullin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 23, 2004

[2]	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[3]	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[4]	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[5]	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[6]	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[7]	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[8]	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-111983

[9]	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[10]	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[11]	Incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[12]	Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[13]	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

(b)	Reports on Form 8-K Filed During the Quarter Ended December 31, 2003:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 23, 2004.

NPTest Holding Corporation

By:	/s/ ASHOK BELANI

Ashok Belani
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ASHOK BELANI Ashok Belani	President, Chief Executive Officer	March 23, 2004

/s/ DAVID MULLIN David Mullin	Chief Financial Officer	March 23, 2004

/s/ JACK SEXTON Jack Sexton	Controller and Chief Accounting Officer	March 23, 2004

/s/ DIPANJAN DEB Dipanjan Deb	Director	March 23, 2004

/s/ BENJAMIN BALL Benjamin Ball	Director	March 23, 2004

/s/ AJAY SHAH Ajay Shah	Director	March 23, 2004

/s/ JOHN SULLIVAN John Sullivan	Director	March 23, 2004

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance At End of Period
NPTest Holding Corporation
Period from July 30 to December 31, 2003
Allowance for Doubtful Accounts	$0	300	0	$300
NPTest, Inc. (Predecessory Company)
Period from January 1 to July 29, 2003
Allowance for Doubtful Accounts	$938	15	953	$0
Year Ended December 31, 2002
Allowance for Doubtful Accounts	$1,338		400	$938
Year Ended December 31, 2001
Allowance for Doubtful Accounts	$1,731		393	$1,338

EXHIBITS

As required under Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K,” the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated February 22, 2004 by and during Credence Systems Configuration, Catalina Corporation and NPTest Holding Corporation.[1]

3.1	Amended and Restated Certificate of Incorporation of NPTest Holding Corporation.

3.2	Bylaws of NPTest Holding Corporation.

10.1	Stock Purchase and Sale Agreement dated June 24, 2003, by and among Schlumberger Technology Corporation, Schlumberger Technologies, Inc., Schlumberger B.V., NPTest Holding Corporation and NPTest Acquisition Corporation (the “Stock Purchase Agreement”).[2]

10.2	Amendment No. 1 to the Stock Purchase Agreement dated July 29, 2003.[3]

10.3	Advisory Agreement dated July 29, 2003 by and among NPTest Holding Corporation, NPTest Acquisition Corporation and Francisco Partners GP, LLC.[4]

10.4	Employment Agreement dated July 29, 2003 by and among NPTest Holding Corporation and Ashok Belani.[5]

10.5	Amended and Restated Employment Agreement dated December 4, 2003 by and between NPTest Holding Corporation and Jean-Luc Pelissier. [6]

10.6	Employment Agreement dated July 29, 2003 by and between NPTest Holding Corporation and Jack Sexton. [7]

10.7	NPTest Holding Corporation 2003 Stock Incentive Plan[8].

10.8	Form of Stock Option Agreement. [9]

10.9	Form of Indemnification Agreement between NPTest Holding Corporation and each of its directors and executive officers. [10]

10.10	Stockholders’ Agreement dated as of November 18, 2003 among NPTest Holding Corporation, NPTest Holding, LLC and certain other persons named therein.

10.11	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.3.

10.12	Employment Agreement dated September 22, 2003 by and between NPTest Holding Corporation and David Mullin. [11]

21.1	Subsidiaries of NPTest Holding Corporation.

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements of NPTest Holding Corporation.

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements NPTest, Inc.

31.1	Certification of Ashok Belani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Mullin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Ashok Belani and David Mullin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 23, 2004

[2]	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[3]	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[4]	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[5]	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[6]	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[7]	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[8]	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-111983

[9]	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[10]	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[11]	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664