Form 10-K/A
period 2003-12-31
NPTEST HOLDING CORP
filed 2004-04-15
CIK 1261686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number: 000-50503

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

EXPLANATORY NOTE

This Form 10-K/A (this “Amendment”) does not reflect events occurring after the original filing of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Form 10-K”) or modify or update those disclosures, except to supplement Part III, Items 10, 11, 12 and 14 with information which was not contained in the original filing, and to correct typographical and transcription errors in the Quarterly Consolidated Results of Operations table and in Note 1 to the Consolidated Financial Statements for NPTest Holding Corporation.

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

	Predecessor Company
	Three-months ended		July 1- July 29	June 20- Sept 30	Three-months ended December 31
	March 31	June 30
Fiscal 2003
Revenues	$58,907	$58,877	$12,086	$46,182	$55,011
Gross profit	24,512	22,465	2,264	$14,254	11,805
Income from operations	2,806	147	(10,606)	($7,313)	(16,531)
Net income/(loss) attributable to common stockholders	2,204	448	(6,423)	($8,857)	(68,897)
Net loss per share
Basic	—	—	—	—	($5.94)
Diluted	—	—	—	—	($5.94)

	Predecessor Company
	For three-months ended
	March 31	June 30	September 30	December 31
Fiscal 2002
Revenues	$67,640	$62,668	$63,640	$49,543
Gross profit	28,999	23,812	23,584	18,903
Income from operations	8,118	1,750	1,128	6,744
Net income	6,443	1,441	935	5,657
Net income per share:
Basic	—	—	—	—
Diluted	—	—	—	—

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

On December 16, 2003, the Company completed its initial public offering, selling 14,600,000 shares of common stock resulting in net proceeds to the Company of $162,936 (after underwriters’ discount of $12,264). The Company used $75,239 of the proceeds to repay the senior term loan (see Note 7) and $20,750 to redeem a portion of the shares of its mandatory redeemable preferred stock (see Note 9). The balance of the mandatory redeemable preferred stock was converted into 2,566,247 shares of common stock using a conversion rate of $12.00 per share of common stock, the initial public offering price. In addition, concurrent with its initial public offering, the Company converted all the outstanding convertible mandatory redeemable preferred stock into 17,195,325 shares of common stock.

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

PART III

Item 10.	Directors and Executive Officers of the Registrant

Set forth below is information concerning our directors, executive officers and key employees and their ages as of April 1, 2004:

Name	Age	Position
Executive Officers
Ashok Belani	45	President, Chief Executive Officer and Director
Jean-Luc Pelissier	42	President, Products
William Dillon	47	Vice President and General Manager, Operations
Thomas Ho	42	Vice President and General Manager, SABER Services
David Mullin	51	Chief Financial Officer
Jack Sexton	40	Controller and Chief Accounting Officer

Directors
Dipanjan Deb	34	Director
Benjamin Ball	38	Director
Ashok Belani	45	Director
Ajay Shah	44	Director
John Sullivan	57	Director

Key Employees
Burnell West	65	Technical Advisor
Brett Hooper	41	Vice President, Human Resources and Communications
Allan Chu	55	Vice President, Asia Region
Douglas Cutsforth	62	Vice President, Europe
Toru Toda	49	Vice President, Japan

Ashok Belani has served as our President and Chief Executive Officer and as a Director since our inception. Prior to our inception, Mr. Belani served as President of Schlumberger Semiconductor Solutions from March of 2000 and Chief Information Officer for Schlumberger from September 2001 to May 2002. Previously, he was appointed Vice President of Business Development for Schlumberger Test & Transactions in September 1999, Vice President of Marketing and Product Development for Schlumberger Oilfield Services in January 1998 and Vice President of Marketing and Product Development for Schlumberger Wireline & Testing in October 1994. Mr. Belani joined Schlumberger in 1980. Mr. Belani received a Bachelor of Technology in Electronics Engineering from the Indian Institute of Technology in New Delhi, and an M.S. in Petroleum Engineering from Stanford University.

Jean-Luc Pelissier has served as our President, Products since September 2003. Dr. Pelissier served as our Vice President and General Manager, Products, Characterization and Final Manufacturing prior to that and previously held an equivalent position with Schlumberger Semiconductor Solutions from October 2001. Dr. Pelissier was appointed Vice President Business Development for

Schlumberger Semiconductor Solutions in September 2000. For a period of four months in 2000, Dr. Pelissier left Schlumberger to pursue other business interests. From January 1998 to April 2000 he had held the position of Vice President and General Manager, SABER. Dr. Pelissier joined Schlumberger in 1987. Dr. Pelissier completed his doctorate in Circuits and Systems at the University of Science and Techniques of Languedoc in Montpellier, France.

William Dillon has served as our Vice President and General Manager, Operations since our inception and previously held an equivalent position with Schlumberger Semiconductor Solutions from late 2001. Mr. Dillon was appointed Vice President Customer Service for Schlumberger Semiconductor Solutions in May 1998 and Director of Field Operations for Schlumberger Semiconductor Solutions in February 1997. Mr. Dillon joined Schlumberger in 1979. Mr. Dillon received his B.S. in Electronic Engineering Technology from DeVry Institute of Technology.

Thomas Ho has served as our Vice President and General Manager, SABER Services, since our inception and previously held an equivalent position with Schlumberger Semiconductor Solutions from 2000. Mr. Ho was appointed Vice President and General Manager for Asia for Schlumberger Smart Cards & Terminals in January 1999 and Vice President Technical Development for Semiconductor Solutions in July 1997. Mr. Ho joined Schlumberger in 1983. Mr. Ho received a B.S. in Electrical Engineering/Computer Science from the University of California, Berkeley and an M.B.A. from the University of Santa Clara.

David Mullin has served as our Chief Financial Officer since September 2003. From February 2001 through July 2003, Mr. Mullin served as Executive Vice President of Finance and Administration and Chief Financial Officer of Terawave Communications, Inc. From March 2000 through August 2000, Mr. Mullin served as Vice President of Finance and Administration and Chief Financial Officer of OnLink Technologies, Inc. From 1996 through February 2000, Mr. Mullin served as Vice President of Finance and Administration and Chief Financial Officer of SMART Modular Technologies, Inc. Earlier in his career, Mr. Mullin also served as Vice President and Chief Financial Officer of Borland International and prior to that, held senior financial and managerial positions at Conner Peripherals, Inc., Sun Microsystems, Inc. and Pricewaterhouse, where he practiced as a CPA. Mr. Mullin also serves on the software advisory board at JP Morgan Ventures. Mr. Mullin received a B.A. in business administration with honors from San Francisco State University.

Jack Sexton has served as our Controller and Chief Accounting Officer since our inception and previously held an equivalent Controller position with Schlumberger Semiconductor Solutions from February 2002. Previously, Mr. Sexton was appointed Worldwide Controller for Schlumberger Resource Management Services in June 2001, Regional Controller & Director for Schlumberger Industries, United Kingdom and South Africa in March 1998 and North America Regional Controller in August 1996. Mr. Sexton joined Schlumberger in 1990. Mr. Sexton received a B.S. in Finance and a B.S. in Accounting from Boston College.

Dipanjan Deb has been a director since July 2003. Mr. Deb is a founder of Francisco Partners and has been a partner since its formation in August 1999. Prior to joining Francisco Partners, Mr. Deb was a principal with Texas Pacific Group from 1998 to 1999. Earlier in his career, Mr. Deb was director of semiconductor banking at Robertson Stephens & Company from 1996 to 1998 and a management consultant at McKinsey & Company. Mr. Deb is also on the boards of AMI Semiconductors, Inc., GlobespanVirata, Inc., Legerity Inc., Conexant and Ultra Clean Technology Systems & Services, Inc. Mr. Deb holds a B.S. degree in Electrical Engineering and Computer Science from the University of California, Berkeley, where he was a Regents Scholar, and an M.B.A. from the Stanford Graduate School of Business.

Benjamin Ball has been a director since July 2003. Mr. Ball is a founder of Francisco Partners and has been a partner since its formation in August 1999. Prior to founding Francisco Partners, Mr. Ball was a Vice President with TA Associates where he led private equity investments in the software, semiconductor and communications segments. Previously, he worked for Genstar Capital LLC, a middle-market LBO firm, where he focused on investments in the semiconductor, capital equipment and communications industries. Earlier in his career, Mr. Ball worked for AEA Investors, a New York-based private equity firm and also for the consulting firm of Bain & Company. Mr. Ball is also on the boards of Legerity and XcelleNet. Mr. Ball holds an A.B. from Harvard College and an M.B.A. from the Stanford Graduate School of Business.

Ajay Shah has been a director since August 2003. Mr. Shah is the General Partner of Shah Management, LLC. From December 2000 until April 2002, Mr. Shah was the President and Chief Executive Officer of the Technology Solutions unit of Solectron, an electronic manufacturing services company. Prior to that Mr. Shah was Chairman and CEO of Smart Modular Technologies, Inc. Mr. Shah is also on the boards of Proactive Networks, Tachyon Corp. and Vcustomer, Inc. He holds a Bachelor degree in Engineering from the University of Baroda, India and an M.S. in Engineering Management from Stanford University.

John Sullivan has been a Director since September 2003. Most recently, Mr. Sullivan was the Chief Financial Officer and Vice President of Finance of PMC-Sierra, Inc. from 1997 to November 2002. Mr. Sullivan is currently a Director of Vortek, Inc. as well as an international subsidiary of PMC-Sierra, Inc. Prior to joining PMC-Sierra, Inc., Mr. Sullivan was the Chief Financial Officer and Vice President of Finance of Semitool, Inc. from 1993 to 1997. Mr. Sullivan holds a B.S. from Bentley College, and an M.B.A. from Fordham University.

Burnell West has served as our Technical Advisor since our inception and previously held an equivalent position with

Schlumberger Semiconductor Solutions from April of 2000. From January 1996, he held an Engineering Advisor position with Schlumberger and has held several technical positions in its Test Systems business unit. Dr. West joined Schlumberger in January 1982. Dr. West received a B.S. in Physics from Massachusetts Institute of Technology and a doctorate in Physics from the University of Colorado.

Brett Hooper has served as our Vice President of Human Resources and Communications since our inception and previously held an equivalent Human Resources position with Semiconductor Solutions from early 2001. Previously, Mr. Hooper was appointed Personnel Manager for Schlumberger Semiconductor Solutions in April of 2000, Personnel Manager North America in April 1999, Director of Marketing Communications for Schlumberger Test & Transactions in January 1997 and Schlumberger Investor Relations Manager North America in 1995. Mr. Hooper joined Schlumberger in 1987. Mr. Hooper holds a B.S. in Petroleum Engineering from the University of Texas at Austin.

Allan Chu has served as our Vice President of Asia since our inception and previously held an equivalent position with Schlumberger Semiconductor Solutions from October 2001. Previously, Mr. Chu was appointed Vice President Taiwan in May 2001, General Manager Schlumberger Semiconductor Solutions, Taiwan in October 2000 and General Manager for ATE, North Asia in November 1996. Mr. Chu joined Schlumberger in 1996. Mr. Chu received a B.S. from the Chinese Naval Academy (Taiwan) and graduated from the US Naval War College in Newport, RI. He also holds an M.S. in Mechanical Engineering from California State University in Long Beach.

Douglas Cutsforth has served as our Vice President of Europe since January 2003. Previously, Mr. Cutsforth was appointed Vice President of Test Systems Product Marketing for Schlumberger Semiconductor Solutions in March 2001, Vice President and General Manager Test Systems in December 1999 and Vice President of SOC Product Marketing in December 1997. Mr. Cutsforth joined Schlumberger in June 1996. Prior to joining Schlumberger, Mr. Cutsforth held various marketing and executive management positions in the test and computer industries. Mr. Cutsforth holds an M.S. in Mathematics from Oregon State University and a B.S. in Mathematics Education from Western Oregon State University.

Toru Toda has served as our Vice President of Japan since our inception. Previously, Mr. Toda was appointed Director of Japan for Schlumberger Semiconductor Solutions in September 2001, Director of Sales for Japan in April 1998 and District Manager of Japan and Korea for Schlumberger GeoQuest in 1994. Mr. Toda joined Schlumberger in 1997. Mr. Toda holds a B.S. in Electronics and Communication Engineering from Musashi Institute of Technology in Tokyo.

Board Structure and Compensation

NPTest Holding, LLC, which is controlled by Francisco Partners, has the right to designate members of our board pursuant to the terms of a stockholders’ agreement with us. Our board of directors currently consists of five directors. All of our directors will stand for election at each annual meeting of stockholders. As described in “Certain Relationships and Related Party Transactions”, we may not take certain significant actions, such as a merger or sale of assets, without the approval of NPTest Holdings, LLC.

Under NPTest compensation policies, each NPTest director who is not an officer or employee of NPTest is paid $20,000 for board service, with the chair of the audit committee receiving an additional $10,000 and the chair of each other committee receiving an additional $5,000. Each NPTest nonemployee director is also eligible to receive stock options under our 2003 Stock Incentive Plan, as amended. During 2003, each nonemployee director (Messrs. Ball, Deb, Shah, and Sullivan) received options to purchase an aggregate of 17,500 shares of our common stock, which vest over four years from the grant date.

Our board of directors has the following committees:

Audit Committee

Our audit committee consists of Messrs. Deb, Shah and Sullivan. The audit committee reviews our financial statements and accounting practices and makes recommendations to our board of directors regarding the selection of independent auditors. In addition, any transaction in which one of our directors has a conflict of interest must be disclosed to the board of directors and reviewed by the audit committee. Under our corporate governance guidelines, if a director has a conflict of interest, the director must disclose the interest to the audit committee and the board of directors and must recuse himself or herself from participation in the discussion and must not vote on the matter. In addition, the audit committee is authorized to retain special legal, accounting or other advisors in order to seek advice or information with respect to all matters under consideration, including potential conflicts of interests.

The board of directors has determined that Mr. Sullivan is an “audit committee financial expert” as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is independent as defined by Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Compensation Committee

Our compensation committee consists of Messrs. Ball, Deb and Shah. The compensation committee makes recommendations to the board of directors concerning salaries and incentive compensation for our officers and employees and administers our employee benefit plans.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of Messrs. Ball, Deb and Shah. The nominating and corporate governance committee identifies and recommends nominees to our board of directors, oversees and sets compensation for our directors and oversees compliance with our corporate governance guidelines.

Compensation Committee Interlocks and Insider Participation

No member of our compensation committee will serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or compensation committee. Additional information concerning transactions between us and entities affiliated with members of the compensation committee is included in this prospectus under the caption “Certain Relationships and Related Transactions.”

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors, executive officers and any persons holding more than 10% of the Company’s common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Based solely on its review of the copies of such forms received by it, the Company believes that all filing requirements under Section 16(a) applicable to its directors and executive officers and holders of more than 10% of its stock were met in a timely manner for the 2003 fiscal year.

Code of Ethics

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

The following table sets forth compensation information for our chief executive officer and our four other executive officers who, based on salary and bonus compensation, were the most highly compensated executive officers of NPTest for the year ended December 31, 2003.

Summary Compensation Table

		Annual Compensation				Long-Term Compensation Awards
Name And Principal Position	Year	Salary	Bonus	Other Annual Compensation (1)		Securities Underlying Options (#)	All Other Compensation
Ashok Belani President, Chief Executive Officer	2003 2002	$376,500 362,500	$102,500 120,000	$54,600	(2)	875,000	$1,708,000 22,125	(3)

Jean-Luc Pelissier President, Products	2003 2002	255,384 250,000	49,969 113,750	— —		390,500	258,000 7,500	(4)

Thomas Ho Vice President and General Manager, SABER Services	2003 2002	200,769 206,666	20,000 48,000	888 —	(5)	63,500	118,000 8,009	(4)

William Dillon Vice President and General Manager, Operations	2003 2002	150,577 150,000	18,750 70,050	— —		65,000	133,000 7,416	(4)

Jack Sexton Controller and Chief Accounting Officer	2003	158,135	21,875	—		125,000	177,429	(4)

(1)	The compensation table excludes certain perquisites and other personal benefits, which did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the applicably named executive officer for such fiscal year.

(2)	Consists of reimbursement of dependent children’s school tuition pursuant to his international employment status with Schlumberger. This reimbursement terminated in July 2003.

(3)	Consists of a signing bonus of $1,000,000 received by Mr. Belani in 2003; a divestiture bonus received in connection with our acquisition of NPTest, Inc. from Schlumberger in the amount of $700,000; and company contributions to the defined contribution plan in the amount of $8,000.

(4)	Consists of divestiture bonuses received in connection with our acquisition of NPTest, Inc. from Schlumberger in the amount of $250,000 to Dr. Pelissier, $125,000 to Mr. Dillon, $110,000 to Mr. Ho, and $169,429 to Mr. Sexton; and company contributions to the defined contribution plan in the amount of $8,000 for each individual.

(5)	Consists of reimbursement for the payment of taxes.

Stock Option Grants in 2003

The following table sets forth information concerning grants of options to acquire shares of NPTest common stock granted to the executive officers and named in the Summary Compensation Table above for the year ended December 31, 2003. All options listed in the table become vested and exercisable over four years from the grant date, with the first 25% vesting on the first anniversary of the grant date and monthly thereafter. The options were granted at an exercise price equal to the fair market value of our common stock on the grant date, as determined by our board of directors.

	Individual Grants
Name	Number of Securities Underlying Options Granted	Percentage of Total Options Granted to Employees in 2003	Exercise Price ($/Share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
					5%	10%
Ashok Belani	875,000	25.91%	$7.12	7/30/2013	$3,918,014	$9,929,016
Jean-Luc Pelissier	312,500	9.25	7.12	7/30/2013	1,399,291	3,546,077
	78,000	2.31	12.00	12/10/2013	588,645	1,491,743

Thomas Ho	50,000	1.48	7.12	7/30/2013	223,886	567,372
	13,500	0.40	12.00	12/10/2013	101,881	258,186
William Dillon	50,000	1.48	7.12	7/30/2013	223,886	567,372
	15,000	0.44	12.00	12/10/2013	113,201	286,874
Jack Sexton	100,000	2.96	7.12	7/30/2013	447,773	1,134,745
	25,000	0.74	12.00	12/10/2013	188,668	478,123

(1)	This represents hypothetical gains that would exist for the options at the end of their respective terms based on assumed annualized rates of compound stock price appreciation from the date of this prospectus of 5% and 10%. The disclosure of 5% and 10% assumed rates is required by the rules of the Securities and Exchange Commission and does not represent our estimate or projection of future common stock prices or stock price growth.

Aggregate Option Exercises in 2003 and Fiscal Year-End Option Values

None of the executive officers named in the Summary Compensation Table above exercised any stock options in the fiscal year ended December 31, 2003. The following table sets forth information regarding unexercised options held as of December 31, 2003 by each of the executive officers named in the Summary Compensation Table above.

	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-The-Money Options at December 31, 2003(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Ashok Belani	—	875,000	—	$3,430,000
Jean-Luc Pelissier	—	390,500	—	1,225,000
Thomas Ho	—	63,500	—	196,000
William Dillon	—	65,000	—	196,000
Jack Sexton	—	125,000	—	392,000

(1)	The amounts in this column reflect the difference between the closing market price of the common stock on December 31, 2003, which was $11.04, and the option exercise price for in-the-money options. The actual value of unexercised options fluctuates with the market price of the common stock.

Employment Agreements

We entered into an employment agreement with Ashok Belani, which became effective on July 29, 2003, pursuant to which he agreed to serve as our President and Chief Executive Officer. His employment agreement provides for an initial base salary of $410,000 per year with a target bonus opportunity of 50% to 100% of his base salary. In the event of a change of control, his options would become fully vested on certain termination events. If the proposed merger with Credence closes, his options will become fully vested. Mr. Belani received a signing bonus in the amount of $1,000,000, which will be forfeited if he resigns without good reason or is terminated for cause before the second anniversary of the effective date of the agreement, except that only half of this bonus will be forfeited if this departure is after the first anniversary. If we terminate his employment without cause or he leaves with good reason, or upon the closing of the proposed merger with Credence, Mr. Belani is entitled to severance equal to two years of his base salary as in effect on the effective date of the agreement. In addition, if we terminate his employment without cause, he is entitled to the excess, if any, of $3 million over any value realized on his options. If Mr. Belani leaves after two years for any reason, he is entitled to the excess, if any, of $1.5 million (or $3 million if he leaves after four years) over any value realized on his options.

We have entered into an employment agreement with Jean-Luc Pelissier, as amended and restated as of December 4, 2003, pursuant to which he agreed to serve as our President, Products. His employment agreement provides for an initial base salary of $300,000 with a target bonus opportunity up to 75% of his annual salary. He would be entitled to 18 months of accelerated vesting of his options on certain termination events after a change of control. If the proposed merger with Credence closes, he will receive 18 months of accelerated vesting of his options regardless of whether he is terminated by Credence. If we terminate his employment without cause at any time, Dr. Pelissier is entitled to severance equal to 18 months of his base salary.

We have entered into an employment agreement with Jack Sexton, which became effective on July 29, 2003, pursuant to which he agreed to serve as our Controller and Chief Accounting Officer. His employment agreement provides for an initial base salary of $175,000 with a target bonus opportunity up to 50% of his annual salary. He would be entitled to 12 months of accelerated vesting of his options on certain termination events after a change of control. If the proposed merger with Credence closes, he will receive 12 months of accelerated vesting of his options regardless of whether he is terminated by Credence. If we terminate his employment without cause at any time, Mr. Sexton is entitled to severance equal to 12 months of his base salary.

We have entered into an employment agreement with David Mullin, which became effective on September 22, 2003, pursuant to which he agreed to serve as our Chief Financial Officer. His employment agreement provides for an initial base salary of $225,000 with a target bonus opportunity up to 50% of his annual salary. He would be entitled to accelerated vesting of his options on certain termination events after a change of control. If the proposed merger with Credence closes, his options will become fully vested regardless of whether he is terminated by Credence. If we terminate his employment without cause at any time, Mr. Mullin is entitled to severance equal to 12 months of compensation.

Benefit Plans

2003 Stock Incentive Plan

In 2003, our board of directors adopted and our stockholders approved our 2003 Stock Incentive Plan, referred to as the “2003 Plan.”

The 2003 Plan provides for the grant of incentive stock options within the meaning of section 422 of the Internal Revenue Code, nonstatutory stock options and other stock-based awards, such as restricted stock or restricted stock units.

As of December 31, 2003, there were outstanding options to purchase 3,313,317 shares of common stock under the 2003 Plan, and there were 508,534 shares reserved for future grants. The number of shares reserved for issuance under the 2003 Plan will increase automatically on January 1 of each year starting 2005 through 2010 by an amount equal to the lesser of (i) 4.0% of our then outstanding shares, (ii) 1,700,000 shares and (iii) a lesser number of shares approved by the board.

Employees, consultants and non-employee members of the board of directors of NPTest or any subsidiary may participate in the 2003 Plan.

Our board of directors or a committee appointed by our board of directors administers the 2003 Plan. Subject to the provisions of the 2003 Plan, the board or the committee, as applicable, has the authority to, among other things, make rules and regulations appropriate for the administration of the 2003 Plan, determine the persons to whom stock options may be granted, the number of shares to be covered by each stock option, the exercise price of each stock option, the vesting schedule of each option, and whether the stock option will be designated as an incentive stock option or nonstatutory stock option.

Unless otherwise provided in the optionee’s option agreement, if the optionee’s employment is terminated other than due to death or disability or for cause, then the optionee has three months from the date of termination to exercise any options that are vested and exercisable on the date of termination. Regardless of the reason for termination (including death), in no event may any option be exercised following its expiration.

If the optionee’s termination of employment is due to the optionee’s death or disability, all vested and exercisable stock options on the date of termination will remain exercisable for 12 months following the date of termination. If the optionee’s employment is terminated for cause, any outstanding options, whether vested or unvested, will terminate immediately.

Subject to certain conditions and stockholder approval as necessary, our board of directors may amend, alter or terminate the plan at any time, provided, however, that no amendment may impair the rights of any optionee with respect to any outstanding option without that optionee’s consent.

401(k) Plan

We sponsor a defined contribution plan intended to qualify under Section 401 of the Internal Revenue Code, or a 401(k) plan. Substantially all our U.S. employees are eligible to participate and may participate in the plan as soon as administratively possible. Participants may make pre-tax contributions to the plan of a percentage of their eligible compensation, not to exceed the limits allowable under the Internal Revenue Code. We are required to match 100% of employee contributions, up to 4% of the employee’s annual eligible compensation, and may match, at our discretion, up to an additional 2% of the employee’s annual eligible compensation. In years of significant profitability, after completing the 401(k) match, management may elect to make a profit sharing contribution.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

Our only equity compensation plan is our 2003 Stock Incentive Plan, which was approved by stockholders. The following information is as of December 31, 2003:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	3,313,317	$8.321	508,534
Equity compensation plans not approved by security holders	—	—	—

Total	3,313,317	$8.321	508,534

Ownership of Securities

The following table sets forth certain information regarding the beneficial ownership of our common stock as of December 31, 2003 by (i) each person known by us to be the beneficial owner of 5% or more of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our named executive officers and (iv) all of our executive officers and directors as a group.

Percentage ownership calculations are based on 39,986,572 shares of common stock outstanding as of April 1, 2004. Beneficial ownership is calculated based on SEC requirements. Unless otherwise indicated, the address of each of the named entities or individuals is c/o NPTest Holding Corporation, 150 Baytech Drive, San Jose, California 95134.

	Shares Beneficially Owned Prior to Offering
Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% Stockholders:
NPTest Holding, LLC(1)	25,379,550	63.47%
c/o Francisco Partners, L.P.
2882 Sand Hill Road, Suite 280
Menlo Park, CA 94025
Francisco Partners(1)	25,379,550	63.47%
c/o Francisco Partners, L.P.
2882 Sand Hill Road, Suite 280
Menlo Park, CA 94025

Executive Officers and Directors:
Ashok Belani	—	—
Jean-Luc Pelissier	—	—
William Dillon	—	—
Thomas Ho	—	—
Jack Sexton	—	—
Dipanjan Deb(2)	—	—
Benjamin Ball(2)	—	—
Ajah Shah(3)	925,864	2.32%
John Sullivan	7,022	*
All executive officers and directors as a group	932,886	2.33%

*	Less than 1% of the outstanding shares of common stock.

(1)	According to a Schedule 13D filed on December 31, 2003, NPTest Holding, LLC is the record and beneficial owner of the shares, and Francisco Partners owns the majority of the membership interests of NPTest Holding, LLC.

(2)	Individual is an employee of Francisco Partners, L.P. and disclaims beneficial ownership of the securities held by NPTest Holding, LLC and Francisco Partners, L.P.

(3)	Consists of shares owned by NPTest Holding, LLC, of which affiliates of individual are members. Individual disclaims beneficial ownership of the shares reported herein except to the extent of his pecuniary interests therein.

We have entered into an Agreement and Plan of Reorganization dated as of February 22, 2004 among Credence Systems Corporation (“Credence”), Cataline Corporation, a wholly-owned subsidiary of Credence (the “Merger Sub”) and us, providing for our merger with and into Merger Sub, with the Merger Sub continuing as the surviving corporation. Our board of directors and the board of directors of Credence have unanimously approved the merger and the merger agreement. The merger is subject to customary closing conditions. In connection with the merger agreement, NPTest Holding, LLC has entered into a stockholder voting agreement with Credence pursuant to which they have agreed to vote no less than 50.1% of their shares in favor of the merger. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Subsequent Events” for more information.

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

Item 14.	Principal Accountant Fees and Services:

The aggregate fees billed by PricewaterhouseCooper and their respective affiliates (collectively, "PWC"), our current principal accountants, for professional services rendered for fiscal 2003 and 2002 are as follows:

Fee Category	Fiscal 2003	Fiscal 2002
Audit Fees	439,000	0
Audit-Related Fees	744,000	0
Tax Fees	12,145	0

Total Fees	1,195,145	0

The Company, NPTest Holding Corporation, was formed on June 20, 2003 for the purpose of acquiring NPTest, Inc. from Schlumberger Ltd. Prior to that date, all principal accountant fees and services were billed to Schlumberger Ltd.

Audit Fees: This category includes the audit of the Company's annual financial statements, review of interim financial statement and services that are normally provided by the independent auditors in connection with statutory and regulatory filings and engagements for the fiscal year. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statement, and the preparation of an annual "management letter" on internal control matters.

Audit-Related Fees: This category consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's consolidated financial statements and are not reported under "Audit Fees". These fees include services rendered relating to the audit and review of our S-1 filing, assistance in the due diligence process and review of financial statements related to our initial public offering.

Tax Fees: This category consists of professional services rendered by PWC for tax compliance and other tax related services. The services for the fees disclosed under this category primarily consist of tax return preparation, technical consulting and other related services.

Audit Committee Pre-Approval Policies and Procedures

Our Audit Committee pre-approves audit services and non-audit services before the accountant is engaged to render such services to be provided by the Company's independent auditors. In particular, the Audit Committee must pre-approve tax and mergers and acquisitions services, but with respect to tax services may pre-approve them on an annual basis. The Audit Committee may consult with management in the decision making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more Audit Committee members, provided such designees present any such approvals to the full Audit Committee at the next Audit Committee meeting.

The Audit Committee pre-approved all of the services described above that were provided during 2003 in accordance with the pre-approval requirements of the Sarbanes-Oxley Act, which became effective on May 6, 2003. Accordingly, there were no services for which the de minimus exception, as defined in Section 202 of the Sarbanes-Oxley Act, was applicable. The Audit Committee has considered whether the provision of the services covered by these fees is compatible with maintaining the principal accountant's independence.

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

3.	Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated February 22, 2004 by and during Credence Systems Configuration, Catalina Corporation and NPTest Holding Corporation.[1]

3.1	Amended and Restated Certificate of Incorporation of NPTest Holding Corporation.[2]

3.2	Bylaws of NPTest Holding Corporation.[3]

10.1	Stock Purchase and Sale Agreement dated June 24, 2003, by and among Schlumberger Technology Corporation, Schlumberger Technologies, Inc., Schlumberger B.V., NPTest Holding Corporation and NPTest Acquisition Corporation (the “Stock Purchase Agreement”).[4]

10.2	Amendment No. 1 to the Stock Purchase Agreement dated July 29, 2003.[5]

10.3	Advisory Agreement dated July 29, 2003 by and among NPTest Holding Corporation, NPTest Acquisition Corporation and Francisco Partners GP, LLC.[6]

10.4	Employment Agreement dated July 29, 2003 by and among NPTest Holding Corporation and Ashok Belani.[7]

10.5	Amended and Restated Employment Agreement dated December 4, 2003 by and between NPTest Holding Corporation and Jean-Luc Pelissier. [8]

10.6	Employment Agreement dated July 29, 2003 by and between NPTest Holding Corporation and Jack Sexton. [9]

10.7	NPTest Holding Corporation 2003 Stock Incentive Plan. [10]

10.8	Form of Stock Option Agreement. [11]

10.9	Form of Indemnification Agreement between NPTest Holding Corporation and each of its directors and executive officers. [12]

10.10	Stockholder’s Agreement dated as of November 18, 2003 among NPTest Holding Corporation NPTest Holding, LLC and certain persons named therein.[13]

10.11	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.3 to the Company’s Form 10-K filed March 23, 2004.[14]

10.12	Employment Agreement dated September 22, 2003 by and between NPTest Holding Corporation and David Mullin. [15]

21.1	Subsidiaries of NPTest Holding Corporation.[16]

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements of NPTest Holding Corporation.

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements NPTest, Inc.

31.1	Certification of Ashok Belani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Mullin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Ashok Belani and David Mullin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 23, 2004

[2]	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 23, 2004

[3]	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 23, 2004

[4]	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[5]	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[6]	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[7]	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[8]	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[9]	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[10]	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-111983

[11]	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[12]	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[13]	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 23, 2004

[14]	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 23, 2004

[15]	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[16]	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 23, 2004

(b)	Reports on Form 8-K Filed During the Quarter Ended December 31, 2003:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 15, 2004.

NPTest Holding Corporation

By:	/s/ ASHOK BELANI

Ashok Belani
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ASHOK BELANI Ashok Belani	President, Chief Executive Officer	April 15, 2004

/s/ DAVID MULLIN David Mullin	Chief Financial Officer	April 15, 2004

/s/ JACK SEXTON Jack Sexton	Controller and Chief Accounting Officer	April 15, 2004

/s/ DIPANJAN DEB Dipanjan Deb	Director	April 15, 2004

/s/ BENJAMIN BALL Benjamin Ball	Director	April 15, 2004

/s/ AJAY SHAH Ajay Shah	Director	April 15, 2004

/s/ JOHN SULLIVAN John Sullivan	Director	April 15, 2004

SCHEDULE II

Valuation and Qualifying Accounts

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance At End of Period
NPTest Holding Corporation
Period from July 30 to December 31, 2003
Allowance for Doubtful Accounts	$0	300	0	$300
NPTest, Inc. (Predecessory Company)
Period from January 1 to July 29, 2003
Allowance for Doubtful Accounts	$938	15	953	$0
Year Ended December 31, 2002
Allowance for Doubtful Accounts	$1,338		400	$938
Year Ended December 31, 2001
Allowance for Doubtful Accounts	$1,731		393	$1,338

EXHIBITS

As required under Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K,” the exhibits filed as part of this report are provided in this separate section. The exhibits included in this section are as follows:

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated February 22, 2004 by and during Credence Systems Configuration, Catalina Corporation and NPTest Holding Corporation.[1]

3.1	Amended and Restated Certificate of Incorporation of NPTest Holding Corporation.[2]

3.2	Bylaws of NPTest Holding Corporation.[3]

10.1	Stock Purchase and Sale Agreement dated June 24, 2003, by and among Schlumberger Technology Corporation, Schlumberger Technologies, Inc., Schlumberger B.V., NPTest Holding Corporation and NPTest Acquisition Corporation (the “Stock Purchase Agreement”).[4]

10.2	Amendment No. 1 to the Stock Purchase Agreement dated July 29, 2003.[5]

10.3	Advisory Agreement dated July 29, 2003 by and among NPTest Holding Corporation, NPTest Acquisition Corporation and Francisco Partners GP, LLC.[6]

10.4	Employment Agreement dated July 29, 2003 by and among NPTest Holding Corporation and Ashok Belani.[7]

10.5	Amended and Restated Employment Agreement dated December 4, 2003 by and between NPTest Holding Corporation and Jean-Luc Pelissier. [8]

10.6	Employment Agreement dated July 29, 2003 by and between NPTest Holding Corporation and Jack Sexton. [9]

10.7	NPTest Holding Corporation 2003 Stock Incentive Plan.[10]

10.8	Form of Stock Option Agreement. [11]

10.9	Form of Indemnification Agreement between NPTest Holding Corporation and each of its directors and executive officers. [12]

10.10	Stockholders’ Agreement dated as of November 18, 2003 among NPTest Holding Corporation, NPTest Holding, LLC and certain other persons named therein.[13]

10.11	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.3 to the Company’s Form 10-K filed March 23, 2004.[14]

10.12	Employment Agreement dated September 22, 2003 by and between NPTest Holding Corporation and David Mullin. [15]

21.1	Subsidiaries of NPTest Holding Corporation.[16]

23.1	Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements of NPTest Holding Corporation.

23.2	Consent of PricewaterhouseCoopers LLP, independent accountants, relating to the financial statements NPTest, Inc.

31.1	Certification of Ashok Belani pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of David Mullin pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.1	Certification of Ashok Belani and David Mullin pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[1]	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 23, 2004

[2]	Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 23, 2004

[3]	Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K filed March 23, 2004

[3]	Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[5]	Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[6]	Incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[7]	Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[8]	Incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[9]	Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[10]	Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8, Registration Statement No. 333-111983

[11]	Incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[12]	Incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[13]	Incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed March 23, 2004

[14]	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed March 23, 2004

[15]	Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1, Registration Statement No. 333-108664

[16]	Incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed March 23, 2004