Form 10-Q
period 2004-03-31
NPTEST HOLDING CORP
filed 2004-05-14
CIK 1261686

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-50503

NPTEST HOLDING CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	37-1469466
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

150 Baytech Drive, San Jose, California

95134

(Address of principal executive offices)

(Zip Code)

(408) 586-8200

(Registrant’s telephone number, including area code)

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2004, there were 39,986,572 shares of the Registrant’s common stock, $0.001 par value per share, outstanding.

NPTEST HOLDING CORPORATION

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 2, contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause the results of NPTest Holding Corporation and its consolidated subsidiaries (“NPTest”) to differ materially from those expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Examples of forward-looking statements include statements regarding NPTest’s future financial results, operating results, business strategies, projected costs, products, competitive positions and plans and objectives of management for future operations. These forward-looking statements are based on management’s estimates, projections and assumptions as of the date hereof and include the assumptions that underlie such statements. Forward-looking statements may contain words such as “may,” “will,” “should,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential,” “continue,” or the negative of these terms or other comparable terminology. Any expectations based on these forward-looking statements are subject to risks and uncertainties and other important factors, including those discussed in the section entitled “Risk Factors” in Item 2. Other risks and uncertainties are disclosed in NPTest’s prior SEC filings, including its Annual Report on Form 10-K for the fiscal year ended December 31, 2003. These and many other factors could affect NPTest’s future financial operating results, and could cause actual results to differ materially from expectations based on forward-looking statements made in this document or elsewhere by NPTest or on its behalf. NPTest assumes no obligation to update the information in this Quarterly Report on Form 10-Q.

PART I - FINANCIAL INFORMATION

Item 1. - FINANCIAL STATEMENTS

NPTEST HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$92,985	$93,723
Accounts receivable, less allowance for doubtful accounts of $300 at March 31, 2004 and December 31, 2003	52,409	53,185
Inventory	86,766	90,143
Deferred income taxes	36,652	36,652
Prepaid expenses and other current assets	8,397	11,620

Total Current Assets	277,209	285,323

Property and equipment, net	23,868	24,378
Deferred income taxes	123	123
Goodwill	8,649	8,649
Intangible assets, net	16,164	17,243
Other assets	1,093	336

Total Assets	$327,106	$336,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Book overdrafts	$473	$2,405
Accounts payable	16,173	15,233
Accrued liabilities	27,862	33,001
Income taxes payable	1,213	2,505

Total Current Liabilities	45,721	53,144

Pension and post retirement benefits	687	709
Deferred income taxes	6,692	6,689

Total Liabilities	53,100	60,542

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Preferred stock, $0.001 par value, 5,000,000 shares authorized, none outstanding
Common stock, $0.001 par value, 75,000,000 shares authorized, 39,986,572 outstanding	40	40
Additional paid-in capital	353,005	353,284
Other comprehensive loss	(116)	(60)
Accumulated deficit	(78,923)	(77,754)

Total Stockholders’ Equity	274,006	275,510

Total Liabilities and Stockholders’ Equity	$327,106	$336,052

The accompanying notes are an integral part of these financial statements.

NPTEST HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Three months ended March 31,
		Predecessor Company
	2004	2003
Net revenue:
Products	$40,368	$42,289
Service	18,272	16,618

Total net revenue	58,640	58,907

Cost of net revenue
Products	26,094	23,470
Service	11,043	10,925

Total cost of net revenue	37,137	34,395

Gross profit
Products	14,274	18,819
Service	7,229	5,693

Total gross profit	21,503	24,512

Operating expenses
Research and development	10,985	11,280
Selling, general and administrative	12,373	10,426

Total operating expenses	23,358	21,706

Operating income (loss)	(1,855)	2,806

Interest income	197	—
Exchange gain (loss)	11	(388)

Total non-operating expenses	208	(388)

Income (loss) before income taxes	(1,647)	2,418

Income tax (benefit) expense	(478)	214

Net income (loss) after income taxes	$(1,169)	$2,204

Net income (loss) per share
Basic	$(0.03)	n/a
Diluted	$(0.03)	n/a

Number of shares used in computing per share amount
Basic	39,986,572	n/a
Diluted	39,986,572	n/a

The accompanying notes are an integral part of these financial statements.

NPTEST HOLDING CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
		Predecessor Company
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,169)	$2,204
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,949	1,958
Write-down of fixed assets	133	11
Deferred income taxes	3	(494)
Changes in operating assets and liabilities:
Accounts receivable	766	(9,689)
Receivable from related parties	—	422
Inventory	3,361	4,511
Prepaid expenses and other assets	2,466	(2,012)
Accounts payable	937	4,512
Other accrued liabilities	(3,605)	(2,769)
Deferred income	(1,562)	(424)
Income taxes payable	(1,292)	166

Net cash (used in) provided by operating activities	2,987	(1,604)

Cash flows used in investing activities:
Capital expenditures	(1,497)	(993)

Net cash used in investing activities	(1,497)	(993)

Cash flows from (used in) financing activities:
Stockholders’ net investment	—	6,990
Issuance costs on common stock	(279)	—
Book overdrafts	(1,932)	87

Net cash provided by (used in) financing activities	(2,211)	7,077

Effect of exchange rate changes on cash	(17)	11

Net increase (decrease) in cash and cash equivalents	(738)	4,491

Cash and cash equivalents at the beginning of the period	93,723	17,487
Cash and cash equivalents at the end of the period	$92,985	$21,978

Supplemental disclosures
Income taxes paid	$650	$167

The accompanying notes are an integral part of these financial statements.

NPTEST HOLDING CORPORATION

Notes to Condensed Consolidated Financial Statements

(In thousands, except share and per share data)

1.	Basis of Presentation

NPTest Holding Corporation had no operations prior to its acquisition of NPTest, Inc. from Schlumberger on July 29, 2003, and the Company’s historical financial statements for the periods prior to July 29, 2003 are not meaningful. The condensed statement of operations and statement of cash flows for March 31, 2003, referred to as “Predecessor Company”, have been derived from the consolidated financial statements of Schlumberger. Although NPTest, Inc. was not a separate company, the accompanying condensed statement of operations and statement of cash flows are presented as if NPTest, Inc. had existed as an entity separate from Schlumberger and its subsidiaries. These statements include the historical assets, liabilities, revenues and expenses that were directly related to the NPTest, Inc. business of Schlumberger during the periods presented and have been derived from Schlumberger’s historical bases in the assets and liabilities and the historical results of operations of NPTest, Inc. Financial data for NPTest, Inc. is presented for informational purposes only, however, these amounts are not necessarily comparable as a result of the purchase accounting adjustments recorded as part of the acquisition of NPTest, Inc. from Schlumberger.

In the opinion of management, the unaudited-interim condensed consolidated financial statements of NPTest Holding Corporation and its subsidiaries (“NPTest”) included in this quarterly report on Form 10-Q have been prepared on a basis consistent with the December 31, 2003 audited financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2003. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of future operating results.

The preparation of the financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company’s significant accounting policies have not materially changed during the three months ended March 31, 2004.

2.	Revenue Recognition

The Company recognizes revenue in accordance with the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition.” Generally, acceptance of products with published specifications is received at the factory floor prior to shipment, therefore revenue, less fair value of installation, is recognized upon shipment when legal title passes. In those limited instances where there are customer-specific acceptance conditions, revenue is only recognized upon final customer-site acceptance. The Company’s shipping terms are primarily freight-on-board (“FOB”) shipping point. However, a portion of revenue associated with certain installation-related tasks, based upon fair value of that service, is recognized when the tasks are completed. When several elements are bundled into one contract, revenue is not recognized unless the fair value of the undelivered element(s) is objective and reliable and the delivered element has standalone value to the customer. The total contract revenue is allocated to the individual elements based upon the relative fair value of each element. For multiple element arrangements, management having the relevant authority establishes fair value based upon vendor-specific objective evidence. The fair value of the undelivered element is either the price charged when the element is sold separately or, for an element not yet being sold separately, the price established by management. When a price is established by management, it must be probable that the price will not change before the element is actually sold separately. For products that have not been demonstrated to meet product specifications prior to shipment, revenue is recognized on receipt of customer technical acceptance. In any event, no revenue is recognized before legal title passes to the customer. A provision for the estimated cost of warranty is recorded when revenue is recognized. Revenue related to spare parts is generally recognized upon shipment. Services revenue is generally recognized ratably over the period of the related contract. Deferred income includes amounts that have been billed per the contractual terms but have not been recognized as revenue. For product revenue, this typically includes the amount of deferred revenue less all warranty costs.

3.	Stock-Based Compensation

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

The following table illustrates the effect on Net Loss and Net Loss Per Share if the Company had applied the fair value recognition provisions of SFAS No. 123, as amended, to options granted under the stock option plan. For purposes of this disclosure, the value of the options is estimated using the Black-Scholes option-pricing model and amortized ratably to expense over the options’ vesting period using the following assumptions:

Dividend yield	0
Option term (years)	5
Risk free interest rates	2.92% -3.22%
Volatility	75%

Options vest over four years, with the first year cliff vesting, and the following three years vesting ratably 1/36 per month. The estimated weighted average fair value of options granted during the three months ended March 31, 2004 was $7.01 per share.

Three months ended March 31, 2004
Net loss:
As reported	$(1,169)
Stock-based compensation expense based on fair value, net of tax effect	(2,102)

Pro Forma	$(3,271)

Loss per share
As reported
Basic and Diluted	$(0.03)
Pro Forma
Basic and Diluted	$(0.08)

Because the estimated value is determined as of the date of grant, the actual value ultimately realized by the employee may be significantly different from the original estimate.

4.	Inventories

Inventories are stated on a first-in, first-out basis at the lower of standard cost or market. Cost includes material, labor, allocated overhead and contract manufacturing costs. Inventories consist of the following:

	March 31, 2004	December 31, 2003
Raw materials, including spares	$61,662	$60,405
Work-in-process	10,097	10,699
Finished goods	15,007	19,039

Total inventories	$86,766	$90,143

5.	Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company is required to perform an annual impairment test for goodwill. The standard also requires that goodwill be allocated to a company’s reporting units for purposes of impairment testing. The Company has one reporting unit. The identification and measurement of goodwill impairment involves the estimation of the fair value of the Company. The estimates of fair value of the Company are based on the best information available as of the date of the assessment, which primarily includes the Company’s market capitalization and incorporates management assumptions about expected future cash flows. Although no goodwill impairment has been recorded to date, there can be no assurances that future goodwill impairment will not occur.

The company has acquired certain intangible assets through the acquisition of NPTest, Inc. The original costs and accumulated amortization of these assets at March 31, 2004 are as follows:

	Original Costs	Accumulated Amortization	Net Intangible Asset
Developed technologies	$14,100	$(1,353)	$12,747
Customer backlog	9,700	(7,638)	2,062
Customer contracts	1,500	(145)	1,355

Total	$25,300	$(9,136)	$16,164

The estimated amortization expense for the years ending December 31, 2004, 2005, 2006, 2007 and 2008 is $4,813, $2,229, $2,229, $2,229 and $2,229, respectively, and $2,435 for periods thereafter.

6.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss to common shareholders by the weighted average number of common shares outstanding for the period.

A reconciliation of the numerator and denominator of basic and diluted net loss per share is as follows:

Three months ended March 31, 2004
Basic and Diluted
Net loss	$(1,169)

Weighted shares outstanding	39,986,572

Basic and diluted net loss per share	$(0.03)

At March 31, 2004, 420 options outstanding were excluded from the computation of diluted net loss per share because they were anti-dilutive.

7.	Accrued Liabilities

Components of accrued liabilities are as follows:

	March 31, 2004	December 31, 2003
Employee incentives	$2,959	$5,845
Vacation	3,624	2,992
Other employee related accruals	1,929	2,639
Deferred income	1,790	3,352
Warranty	8,178	8,012
Payable to related party	—	764
Other	9,382	9,397

Total	$27,862	$33,001

8.	Commitment and Contingencies

NPTest Acquisition

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

Legal Proceedings

The Company is party to various legal proceedings and claims that arise in the ordinary course of business. As of March 31, 2004, there are no such matters pending that the Company expects to have a material effect on its financial condition, results of operations or cash flows.

Warranty

The Company accrues for warranty costs based on historical trends of product failure rates and the expected material and labor costs to provide warranties. The majority of products are generally covered by a warranty ranging from 90 days to two years. The following table summarizes the activity related to the product warranty reserve during the period ended March 31, 2004:

	March 31, 2004
Balance at December 31, 2003	$	,8,012
Accruals for warranties during the period		2,915
Settlements made during the period		(2,749)

Balance at March 31, 2004		$8,178

Indemnifications

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

Merger with Credence

The Company entered into a merger agreement with Credence Systems Corporation (“Credence”) in February 2004. Under the agreement, the Company would pay Credence a fee of $20,000 if the Company’s board of directors determines, in the exercise of its fiduciary duties and subject to the terms and conditions of the merger agreement, to change its recommendation of the merger after receipt of a superior proposal from a third party before the consummation of the transaction.

Commitments

At March 31, 2004, non-cancelable commitments under inventory-related purchase agreements amount to $29,000. In addition, minimum rental commitments under non-cancelable operating leases, primarily real estate and office facilities in effect at March 31, 2004 are as follows:

Amount
Remaining 2004	$3,695
2005	5,473
2006	5,237
2007	4,411
2008	4,013
2009 and beyond	3,338

Total minimum lease payments	$26,167

Operating lease rental expense was $1,200 for the three months ended March 31, 2004.

9.	Comprehensive Loss

Components of comprehensive income/(loss), on an after-tax basis where applicable, are as follows:

March 31, 2004
Net loss	$(1,169)
Change in foreign currency translation	(64)
Change in unrealized gain on investment	8

Comprehensive loss	$(1,225)

The components of accumulated other comprehensive loss are as follows:

	March 31, 2004	December 31, 2003
Cumulative translation adjustment	$(115)	$(51)
Unrealized loss on investment	(1)	(9)

Accumulative other comprehensive loss	$(116)	$(60)

ITEM 2. - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed on June 20, 2003 for the purpose of acquiring NPTest, Inc. from Schlumberger. Accordingly, we had no operations prior to our acquisition of NPTest, Inc. on July 29, 2003, and our historical financial statements for the periods prior to July 29, 2003 are not meaningful. For purposes of the following discussion, our financial statements, unless otherwise indicated, also refer to historical financial statements of NPTest, Inc. (our predecessor) included herein although the financial results are not directly comparable. The following discussion should be read in conjunction with the financial statements and notes thereto. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from the results contemplated by these forward-looking statements due to certain factors, including those factors discussed in the section entitled “Risk Factors” below and elsewhere in this report. (See “Special Note Regarding Forward-Looking Statements”)

OVERVIEW

General

We design, develop and manufacture advanced semiconductor test and diagnostic systems and provide related services for the semiconductor industry. Our customers include integrated device manufacturers, or IDMs, fabless design companies, foundries and assembly and test subcontractors worldwide. Our products and services enable our customers to bring their increasingly complex integrated circuits, or ICs, to market faster, at lower cost and without compromising IC quality. We offer products that enable our customers to debug, characterize and test a wide range of ICs, including the fastest multi-Gigahertz microprocessors and the most highly integrated, high-speed system-on-a-chip, or SOC, devices. In addition, we provide test engineering services, including debug, repair and characterization. As of March 31, 2004, we had 900 employees worldwide.

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

Credence Systems Corporation

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

We have cleared key regulatory steps required to close this transaction including expiration of the Hart-Scott-Rodino waiting period. We have set the date for the Credence and NPTest stockholder meetings for May 27, 2004 and we expect the transaction to close on or about May 28, 2004.

We have agreed to pay Credence a fee of $20 million if our board of directors determines, in the exercise of its fiduciary duties and subject to the terms and conditions of the merger agreement, to change its recommendation of the merger after receipt of a superior proposal from a third party before the consummation of the transaction (or if our stockholders fail to approve the merger after such a proposal is publicly announced and that transaction is thereafter consummated within 6 months of the termination of the merger agreement).

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

Although the proposed acquisition in itself would not trigger any payments to Schlumberger, the Company would remain contingently liable to Schlumberger under the terms of the NPTest, Inc. acquisition agreement as outlined in note 3 in the footnotes to the financial statements.

Basis of Presentation

Our condensed consolidated statement of operations and statement of cash flows for March 31, 2003 have been derived from the consolidated financial statements of Schlumberger. Although NPTest, Inc. was not a separate company, the accompanying condensed consolidated statement of operations and statement of cash flows for March 31, 2003 are presented as if NPTest, Inc. had existed as an entity separate from Schlumberger and its subsidiaries. These condensed consolidated financial statements include the historical assets, liabilities, revenues and expenses that were directly related to the NPTest, Inc. business of Schlumberger during the periods presented and have been derived from Schlumberger’s historical bases in the assets and liabilities and the historical results of operations of NPTest, Inc. Following the acquisition of the business from Schlumberger on July 29, 2003, we began accumulating retained earnings/deficits.

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

The financial information presented in this Form 10-Q is not indicative of our financial position, results of operations and cash flows in the future nor is it necessarily indicative of what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity for the periods presented.

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

Our product revenue decreased $1.9 million from $42.3 million for the period March 31, 2003 to $40.4 million compared to the three month period ended March 31, 2004. Our service revenue increased $1.7 million from $16.6 million for the three month period ended March 31, 2003 to $18.3 million for the three month period ended March 31, 2004.

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

Introduction of Sapphire NP

We are currently devoting and intend to continue to devote significant resources to the development, production and commercialization of our new Sapphire NP platform. We launched our new Sapphire NP tester in the third quarter of 2003 and shipped five systems to our customers in the fourth quarter of 2003 and thirteen systems in the first quarter of 2004. Of the total 18 Sapphire systems shipped to date, one was recognized to revenue in the fourth quarter of 2003 and 11 were recognized in the first quarter of 2004. At introduction, the Sapphire NP testers are available in less complex configurations targeted at markets that require cost effective test solutions. Our future operating results will depend in large part upon our ability to successfully commercialize a range of Sapphire NP products. We cannot be sure that the Sapphire NP product will achieve market acceptance or generate substantial revenue. We believe that the acceptance, volume production, timely delivery and customer satisfaction of our Sapphire NP tester is of critical importance to our future financial results.

Concentration of Customers

Intel accounted for 48% and 41% for the first quarter of 2004 and 2003, respectively. STMicroelectronics accounted for 10% and 12% for the first quarter of 2004 and 2003, respectively. Sun Microsystems accounted for 12% of our revenues for the first quarter of 2003. Our customers are generally not obligated by long-term contracts to purchase our systems. A small number of IDMs and assembly and test subcontractors account for a substantial portion of the purchases of test equipment generally. Consequently, our business and operating results would be materially adversely affected by the loss of, or any significant reduction in orders by, any of our significant customers.

Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that a portion of the deferred tax assets will not be realized. We have determined that our future taxable income will be sufficient to recover all of our deferred tax assets. However, should there be a change in our ability to recover our deferred tax assets, we could be required to record a valuation allowance against our deferred tax assets. This would result in an increase to our tax provision in the period in which we determined that it is more likely than not that the deferred tax assets would not be recovered.

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

Goodwill and Intangible Assets

In connection with our acquisition of NPTest, Inc. from Schlumberger, we recorded goodwill of approximately $8.6 million and intangible assets of approximately $25.3 million. Intangible assets include customer contracts and relationships of $1.5 million, developed technologies of $14.1 million and backlog of $9.7 million with estimated useful lives for amortization of seven years, seven years and less than two years, respectively. At March 31, 2004, total net intangibles amounted to $16.2 million.

Critical Accounting Policies

For a description of what we believe to be the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to our Annual Report on Form 10-K for the year ended December 31, 2003. There have been no changes in our critical accounting policies since December 31, 2003.

The following discussion of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes included in Item 1 of this Quarterly Report on Form 10-Q. This discussion contains forward looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward looking statements as a result of certain factors, including but not limited to those discussed in “Risk Factors” and elsewhere in this report. (See “Special Note Regarding Forward-Looking Statements.”)

RESULTS OF OPERATIONS

NPTest received new orders of $91.4 million for the first quarter of 2004 compared to $80.8 million in the first quarter of 2003. The increase was primarily a result of growth in product orders driven by Sapphire and a change in the timing of annual orders received in the first quarter of 2004.

Net Product Revenue

Total net sales for the three month periods ended March 31, 2004 and 2003 were $58.6 million and $58.9 million, respectively. Net product sales for the three month periods ended March 31, 2004 and 2003 were $40.4 million and $42.3 million, respectively. The decrease related to the reduction in revenue from our older product lines largely offset by the increase in revenue from our newly introduced Sapphire product. Service revenues for the three month periods ended March 31, 2004 and 2003 were $18.3 million and $16.6 million, respectively. Customer service maintenance revenues increased by $1.2 million and Saber increased by $0.4 million as a result of our higher installed base.

Cost of Net Revenue

Total net cost of revenue for the three month period ended March 31, 2004 and 2003 were $37.1 million and $34.4 million, respectively. Product cost of sales for the three month period ended March 31, 2004 and 2003 were $26.1 million and $23.5 million, respectively. The increase in product cost of sales in 2004 was primarily due to charges related to amortization of intangible assets of $1,079,000, and tangible assets written up to fair value of $949,000 as a result of our acquisition of NPTest, Inc. in the third quarter of 2003. Cost of service revenue for the three month periods ended March 31, 2004 and 2003 were $11.0 million and $10.9 million, respectively.

Research and Development Expenses

Research and development expenses for the three month period ended March 31, 2004 and 2003 were $11.0 million and $11.3 million, respectively.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the three month period ended March 31, 2004 and 2003 were $12.4 million and $10.4 million, respectively. The increase in selling, general and administrative expenses was primarily due to accounting, legal and other expenses of approximately $1.2 million incurred in connection with our initial public offering and our proposed acquisition by Credence and amortization of fixed assets and other costs associated with our acquisition of NPTest, Inc. totaling approximately $200,000.

Interest Income

Interest income in the three month period ended March 31, 2004 related to interest income received from our short term investments from the proceeds from our initial public offering in the fourth quarter of 2003.

Foreign currency transaction gain and loss

Foreign currency transaction gain was $11,000 in the three month period ended March 31, 2004 and foreign currency transaction loss was $388,000 in the three month period ended March 31, 2003. The gain in 2004 relates to the dollar strengthening against the Euro compared to the weakening of the dollar against the Euro in the first three months of 2003.

Income Taxes

We recorded an income tax benefit of $478,000 and an income tax provision of $214,000 in the three month period ended March 31, 2004 and March 31, 2003, respectively. The effective tax rate for income tax benefit recorded in the first quarter of 2004 was 29% and for income tax expense recorded in the first quarter of 2003 was 9%. The change from an income tax provision for the first quarter of 2003 to an income tax benefit for the first quarter of 2004 is due to operating income generated in first quarter of 2003 and operating losses incurred in first quarter of 2004. The income and losses generated in the foreign jurisdictions were taxed at the rate applicable in such jurisdictions.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities for the three month period ended March 31, 2004 was $3.0 million, which reflects a net loss of approximately $1.2 million and depreciation and amortization of approximately $2.9 million. Key movements within working capital and other include favorable movements in inventory of $3.4 million and prepaid expenses and other assets of $2.5 million. These were offset by unfavorable movements in other accrued liabilities of $3.6 million, deferred income of $1.6 million and income taxes payable of $1.3 million. Net cash used by operating activities for the three month period ended March 31, 2003 was $1.6 million, which reflects net income of $2.2 million and depreciation and amortization of approximately $2.0 million. Key movements within working capital and other include unfavorable movements in account receivable of $9.7 million, prepaid expenses and other assets of $2.0 million, and other accrued liabilities of $2.8 million. These were offset by favorable movements in inventory of $4.5 million and accounts payable of $4.5 million.

Cash used in investing activities were $1.5 million and $1.0 million in the three month period ended March 31, 2004 and 2003, respectively, as a result of capital expenditures for both periods.

Cash used in financing activities for the three month period ended March 31, 2004 was $2.2 million due to issuance cost on common stock of $0.3 million and book overdrafts (unpresented checks) of $1.9 million. Cash provided by financing activities for the three month period ended March 31, 2003 was $7.1 million, primarily due to stockholders’ investment of $7.0 million.

We expect that our capital expenditures for 2004 will be approximately $5.0 million. These anticipated expenditures primarily relate to the purchase of capital equipment for the general support of our business.

At March 31, 2004, non-cancelable commitments under inventory-related purchase agreements amount to $29 million. In addition, minimum rental commitments under non-cancelable operating leases, primarily real estate and office facilities in effect at March 31, 2004 are as follows (in thousands):

Amount
Remaining 2004	$3,695
2005	5,473
2006	5,237
2007	4,411
2008	4,013
2009 and beyond	3,338

Total minimum lease payments	$26,167

Operating lease rental expense was $1.2 million for the three months ended March 31, 2004.

RISK FACTORS

Factors Affecting Results, Including Risks and Uncertainties

Risks Related to our Proposed Merger with Credence Systems Corporation

Our proposed transaction with Credence Systems Corporation may not be consummated and may adversely affect our business.

We recently announced that we have entered into an agreement and plan of reorganization with Credence Systems Corporation. This announcement, and the uncertainty surrounding the proposed merger, may have a negative effect on our ability to sell our products and retain our key employees. The transaction is subject to various closing conditions, including, among other conditions, approval by Credence stockholders and our stockholders. If the merger agreement is terminated under certain specified circumstances, we may be required to pay termination fees of up to $20.0 million.

In addition, if the merger is not completed, we may be subject to the following material risks, among others:

•	the price of our common stock may change to the extent that the current market price of our common stock reflects an assumption that the merger will be completed;

•	our costs related to the merger, such as legal, accounting and some of the fees of their financial advisors, must be paid even if the merger is not completed; and

•	under certain specified circumstances, we may be required to pay Credence a termination fee of $20 million.

Further, if the merger is terminated and our board of directors determines to seek another merger or business combination, it is not certain that we will be able to find a merger partner or that the new merger partner would be willing to pay an equivalent, higher or more attractive price than that which would be paid by Credence in the merger.

We now have cleared the key regulatory steps required to close this transaction including expiration of the Hart Scott Rodino waiting period. We have set the date for the Credence and NPTest stockholder meetings for May 27, 2004 and we expect the transaction to close on or about May 28, 2004.

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

Intel Corporation accounted for 37% in 2001, 52% in 2002, 41% in the combined twelve months ended December 31, 2003, and 48% and 41% for the first quarter of 2004 and 2003, respectively, of our net revenue, and STMicroelectronics accounted for 18% in 2001, 10% in 2002, 11% in the combined twelve months ended December 31, 2003, and 10% and 12% for the first quarter of 2004 and 2003, respectively, of our net revenue. The combined twelve months ended December 31, 2003 information represents the sum of the financial data for the January 1, 2003 to July 29, 2003 period for NPTest, Inc. and the financial data for the period from inception to December 31, 2003 for NPTest Holding Corporation. Our customers are generally not obligated by long-term contracts to purchase our systems and frequently evaluate competitive products prior to placing new orders. Furthermore, one of our competitors is working with our largest customer in the development and promotion of their open architecture initiative. If that initiative is successful, it could lead to that competitor gaining a larger percentage of that customer’s business for test equipment. The semiconductor industry is highly concentrated, and a small number of integrated circuit device manufacturers and assembly and test subcontractors account for a substantial portion of the purchases of integrated circuit test equipment generally, including our diagnostic and test equipment. Consequently, our business and operating results would be materially adversely affected by the loss of, or any reduction in orders by, any of our significant customers, particularly if we were not able to replace that lost revenue with additional orders from new or existing customers.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of loss arising from adverse changes in market rates and prices, such as interest rates, foreign currency exchange rates, and other relevant market rate or price changes. Market risk is directly influenced by the volatility and liquidity in the markets in which the related underlying assets are traded.

Foreign Exchange Rates

We are exposed to foreign currency exchange movements, primarily in the euro, and the Japanese yen, and to a lesser extent, the British pound, as we enter into various contracts, which change in value as foreign currency exchange rates change. The primary exposure exists during the period between when a contract price is fixed in foreign currency and when the related receivable is collected. To mitigate this risk we only fix contracts in the above referenced foreign currencies, and normally fix prices for long-term contracts using U.S. dollar prices. The length of time between when a short-term contract price is contractually fixed and when the equipment is delivered typically ranges between two to four months, unless the equipment can be taken from finished goods inventory. Our standard terms of sale are 80% due 30 days after delivery, and 20% due 30 days after customer site acceptance, which is required within 30 days of delivery. In the future, we may seek to hedge our exposure to foreign currency rate fluctuations with forward contracts. We cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging losses. Our historical financial statements do not reflect any foreign currency arrangements.

Interest Rates

We have virtually no debt, and therefore our exposure to market risk related to interest rates is limited. If and when we enter into future borrowing arrangements, we may seek to manage the exposure to interest rate changes by using a mix of debt maturities and variable-and fixed-rate debt together with interest rate swaps, where appropriate, to fix or lower borrowing costs.

Item 4. Controls and Procedures

(a) The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that the Company’s disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b) There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization dated February 22, 2004 by and among Credence Systems Corporation, Cataline Corporation and NPTest Holding Corporation. [1]

10.1	Amendment No. 1 dated April 26, 2004 to the Employment Agreement dated as of July 29, 2003 by and among NPTest Holding Test Corporation and Ashok Belani.

10.2	Amendment No. 1 dated April 26, 2004 to the Employment Agreement dated as of September 22, 2003 by and among NPTest Holding Test Corporation and David Mullin.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1	Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed February 23, 2004.

(b) Reports on Form 8-K

1)	The Company furnished a report on Form 8-K on January 27, 2004, containing the Company’s preliminary results for its fourth quarter and year ended December 31, 2003.

2)	The Company filed a report on Form 8-K on February 23, 2004 announcing that the Company had entered into that certain Agreement and Plan of Reorganization dated February 22, 2004 by and among Credence Systems Corporation, Cataline Corporation and NPTest Holding Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NPTEST HOLDING CORPORATION

Dated: May 13, 2004	By:	/s/ Ashok Belani
Ashok Belani
President and Chief Executive Officer

Dated: May 13, 2004	By:	/s/ David Mullin
David Mullin
Chief Financial Officer